Form 10-Q
period 1999-10-31
GETTHERE COM
filed 2000-01-03
CIK 1094202

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES ACT OF 1934

For the Quarter Ended October 31, 1999

OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ____________ to _____________

Commission File Number: 000-28105

GETTHERE.COM, INC.
(Exact name of registrant as specified in its charter)

Delaware	93-1184437

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4045 Campbell Avenue
Menlo Park, California 94025
(Address of principal executive offices)

(650) 752-1500
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ___ No    X

Although the registrant has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the period that the registrant was required to file such reports, the registrant did not become subject to such filing requirements until the registration of certain shares of its common stock pursuant to a registration statement on Form S-1 was declared effective by the Securities and Exchange Commission on November 22, 1999.

On December 20, 1999, 31,808,338 shares of the registrant's common stock were issued and outstanding.

GETTHERE.COM, INC.

FORM 10-Q

TABLE OF CONTENTS

			Page No.

Part I:	Financial Information

	Item 1:	Financial Statements (Unaudited)

		Condensed Consolidated Balance Sheets as of October 31, 1999 and January 31, 1999	3

		Condensed Consolidated Statements of Operations For the Three Months Ended October 31, 1999 and 1998 and the Nine Months Ended October 31, 1999 and 1998	4

		Condensed Consolidated Statement of Cash Flows for the Nine Months Ended October 31, 1999 and 1998	5

		Notes to Condensed Consolidated Financial Statements	6

	Item 2:	Management's Discussion and Analysis of Financial Condition and Results of Operations	10

	Item 3:	Quantitative and Qualitative Disclosures About Market Risk	33

Part II:	Other Information

	Item 1:	Legal Proceedings	34

	Item 2:	Changes in Securities and Use of Proceeds	34

	Item 3:	Defaults Upon Senior Securities	35

	Item 4:	Submission of Matters to a Vote of Security Holders	35

	Item 5:	Other Information	35

	Item 6:	Exhibits and Reports on Form 8-K	36

	Signatures		38

PART 1: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

GETTHERE.COM, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands)

	October 31, 1999	January 31, 1999
	(unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$ 56,788	$8,268
Short-term investments	14,197	7,534
Accounts receivable, net	2,741	1,203
Prepaid expenses and other current assets	439	136
Total current assets	74,165	17,141

Property and equipment, net	8,074	3,621
Other assets	814	44
Intangible assets	12,319	-
Total assets	$ 95,372	$ 20,806

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
Current liabilities:
Accounts payable	$ 1,229	$1,000
Accrued liabilities	7,183	1,667
Note payable	5,063	-
Deferred revenue	1,694	1,072
Capital lease obligation, current	3,031	1,313
Total current liabilities	18,200	5,052

Convertible note payable	1,650	-
Capital lease obligations, long-term	3,641	3,235
Total liabilities	23,491	8,287

Redeemable convertible preferred stock and warrants	101,244	32,901

Stockholders' equity (deficit):
Common stock	-	-
Additional paid-in capital	66,522	11,753
Note receivable from stockholders	(2,763)	-
Unearned compensation	(33,083)	(6,503)
Accumulated deficit	(60,039)	(25,632)
Total stockholders' equity (deficit)	(29,363)	(20,382)
Total liabilities and stockholders' equity (deficit)	$ 95,372	$ 20,806

See accompanying notes to condensed consolidated financial statements.

GETTHERE.COM, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended October 31,		Nine Months Ended October 31,
	1999	1998	1999	1998
	(unaudited)		(unaudited)
Revenues:
Transaction	$ 3,975	$ 1,372	$ 8,837	$ 3,462
Professional service	390	451	1,126	1,070
Total revenues	4,365	1,823	9,963	4,532
Cost of revenues	3,130	1,258	7,103	2,881
Gross profit	1,235	565	2,860	1,651
Operating expenses:
Research and development	1,635	1,065	3,454	2,791
Sales and marketing	2,459	1,520	6,071	4,042
General and administrative	4,941	1,762	11,914	4,449
Stock-based compensation	6,304	479	15,720	1,040
Total operating expenses	15,339	4,826	37,159	12,322
Loss from operations	(14,104)	(4,261)	(34,299)	(10,671)
Interest income (expense), net	41	140	(108)	58
Net loss	(14,063)	(4,121)	(34,407)	(10,613)
Accretion of series B, C, and E redeemable convertible preferred stock	(459)	(102)	(663)	(207)
Net loss attributable to common stockholders	$ (14,522)	$ (4,223)	$ (35,070)	$ (10,820)
Basic and diluted net loss per share	$ (2.82)	$ (1.04)	$ (7.84)	$ (2.77)
Shares used in computing basic and diluted
net loss per share	5,149	4,046	4,475	3,908

See accompanying notes to condensed consolidated financial statements.

GETTHERE.COM, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)

	Nine Months Ended October 31,
	1999	1998
	(unaudited)	(unaudited)
Cash Flows From Operating Activities:
Net loss	$ (34,407)	$ (10,613)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,242	1,026
Common stock issued for services	1,625	217
Amortization of unearned compensation	14,095	910
Provision for doubtful accounts	635	212
Non-cash interest expense	175	137
Changes in assets and liabilities:
Accounts receivable	(1,877)	(872)
Restricted cash	(785)	--
Accounts payable	229	(445)
Accrued liabilities	3,922	1,381
Deferred revenue	622	39
Prepaid expenses and other assets	(303)	(149)
Net cash used in operating activities	(12,827)	(8,157)
Cash Flows From Investing Activities:
Purchase of property and equipment	(6,822)	(2,310)
Acquisition of business	(800)	--
Proceeds from sale of short-term investments	6,533	--
Purchase of short-term investments	(13,176)	(5,126)
Net cash used in investing activities	(14,265)	(7,436)
Cash Flows From Financing Activities:
Proceeds from issuance of series C redeemable convertible preferred stock	22,481	25,208
Proceeds from issuance of series E redeemable convertible preferred stock	50,263	--
Proceeds from borrowing on capital lease obligations	4,308	3,611
Principal payments on capital lease obligations	(1,478)	(196)
Payments on bank borrowings	(94)	(94)
Proceeds from issuance (payment for repurchase) of common stock	132	(10)
Net cash provided by financing activities	75,612	28,519
Net increase in Cash and Cash Equivalents	48,520	12,926
Cash and Cash Equivalents at Beginning of Period	8,268	1,332
Cash and Cash Equivalents at End of Period	$ 56,788	$ 14,258

See accompanying notes to condensed consolidated financial statements.

GETTHERE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1.  Basis of Presentation

     The unaudited condensed consolidated financial statements have been prepared by the Company and reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for fair presentation of the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending January 31, 2000. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted under the Securities and Exchange Commission's rules and regulations. These unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the Company's audited consolidated financial statements and notes for the year ended January 31, 1999, included in the Company's Registration Statement on Form S-1 declared effective by the Securities and Exchange Commission on November 22, 1999.

Note 2.  Net Loss Per Share

     The following table presents the calculation of basic and diluted net loss per common share (in thousands, except share and per share data):

	Three Months Ended October 31,		Nine Months Ended October 31,
	1999	1998	1999	1998
Net loss attributable to common stockholders	$ (14,522)	$ (4,223)	$ (35,070)	$ (10,820)
Basic and diluted:
Weighted-average shares of common stock outstanding	7,784,619	4,546,314	6,191,201	4,459,853
Less: Weighted-average common shares subject to repurchase	(2,635,575)	(500,465)	(1,716,569)	(552,060)
Weighted-average shares used in computing basic and diluted net loss per common share	5,149,044	4,045,849	4,474,632	3,907,793

Basic and diluted net loss per common share	$ (2.82)	$ (1.04)	$ (7.84)	$ (2.77)

     We have excluded all convertible preferred stock, warrants, outstanding stock options and shares subject to repurchase by the Company from the calculation of diluted net loss per common share because all such securities are anti-dilutive for the periods presented. The total numbers of shares excluded from the calculation of diluted loss per share are as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	1999	1998	1999	1998
Weighted average effect of common stock equivalent:
Series A preferred stock	3,705,991	3,705,991	3,705,991	3,705,991
Series B preferred stock	3,914,448	3,914,448	3,914,448	3,914,448
Series C preferred stock	5,166,798	1,370,292	4,315,956	1,370,292
Series E preferred stock	2,575,332	--	443,372	--
Warrants and options to purchase redeemable convertible preferred stock	3,041,606	--	6,813,777	1,857,594
Shares of common stock subject to repurchase	2,635,575	500,465	1,716,569	552,060
Common stock options	3,334,046	889,768	3,135,717	736,958

	24,373,796	10,380,964	24,045,830	12,137,343

Note 3. Comprehensive Income

     Effective February 1, 1998, the Company adopted the provision of Statement of Financial Accounting Standards (SFAS) No. 130 ("SFAS 130"), "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. To date, the Company has not had any transactions that are required to be reported in comprehensive income.

Note 4. Initial Public Offering

     On November 23, 1999 the Company completed an initial public offering in which it sold 5,000,000 shares of Common Stock. Subsequently, the underwriters exercised their over allotment option to purchase an additional 750,000 shares. The Company received $85.6 million in cash, net of underwriting discounts. Upon closing of our initial public offering, all convertible preferred shares were automatically converted to common shares and all warrants for convertible preferred shares which remained outstanding became exercisable for common shares.

Note 5. Note Payable

     In October 1999, the Company sold to Air Canada 500,000 shares of its series C convertible preferred stock at a price per share of $5.125 and issued a warrant to purchase 200,000 shares of its series E convertible preferred stock with an exercise price of $12.50 per share and also sold 200,000 shares of its series E convertible preferred stock at a price per share of $12.50. Since a commercial agreement was not reached between Air Canada and the Company, the Company elected to repurchase the 500,000 shares of series C convertible preferred stock and 200,000 shares of series E convertible preferred stock issued to Air Canada at a price per share equal to the original issue price plus accrued interest. In addition, the preferred stock warrant issued to Air Canada terminated at the date the Company elected to repurchase the preferred stock. At October 31, 1999, the Company had an outstanding note payable to Air Canada related to the repurchase of series C and E convertible preferred stock in the amount of $5.1 million. In November 1999, this note was repaid.

Note 6. Deferred Stock-Based Compensation

     The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees" using the multiple option approach and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation."

     The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS 123 and the Emerging Issues Task Force in Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or In Conjunction with Selling, Goods, or Services."

     Stock-based compensation represents the difference between the deemed fair value of our common stock on the date options were granted or stock was issued and the exercise or purchase price of our options or stock. This amount is included as a reduction of stockholders' equity and is amortized over the vesting period of the individual options or stock, generally four years. As of October 31, 1999, we had a total of $33.1 million remaining to be amortized over the corresponding vesting periods of the stock options or stock. We anticipate the amortization of stock-based compensation will approximate $21.8 million for fiscal year 2000 ($15.7 million has been amortized through October 31, 1999), $15.0 million for fiscal year 2001, $8.1 million for fiscal year 2002, $3.5 million for fiscal year 2003, and $0.4 million for fiscal year 2004.

Note 7. Recent Financing Activities

     In August and October 1999, we sold an aggregate of 1,875,423 shares of series C convertible preferred stock at a purchase price of $5.125 per share and 5,041,076 shares of series E convertible preferred stock at a purchase price of $12.50. In August and October 1999, we issued a warrant to purchase an aggregate of 375,000 shares of common stock, warrants to purchase an aggregate of 1,136,821 shares of series C convertible preferred stock and warrants to purchase an aggregate of 2,160,046 shares of series E convertible preferred stock. In November 1999, we repurchased 500,000 shares of series C convertible preferred stock and 200,000 shares of series E convertible preferred stock for an aggregate amount of $5.1 million. We recorded an intangible assets related to equity issuance of approximately $10.1 million, equal to the difference between the fair value of the series C convertible preferred stock at that date ($12.50 per share) and the amount paid for the stock, which we will amortize ratably over a four year period. We recorded amortization of intangible assets related to equity issuance in the amount of $211,000 for the three months ended October 31, 1999.

     In addition, in August 1999, we issued a warrant to purchase up to 1,650,000 shares of our series C convertible preferred stock to Northwest Airlines at an exercise price of $5.125 per share. The exercise of this warrant is subject to the satisfaction of certain specified conditions prior to August 27, 2001. We will record an expense for the Northwest Airlines warrant to the extent that the exercise price is lower than the market value of our common stock if and when the specified conditions are achieved. We cannot currently quantify the amount of this expense, however, based on the Company's closing stock price on December 20, 1999 of $31.25, the fair value of this warrant is approximately $45.5 million.

Note 8. Recent Pronouncements

     Effective February 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information." The Company identifies its operating segments based on business activities and management responsibility. The Company operates in a single business segment providing Internet-based services.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is effective for all fiscal quarters beginning with the quarter ending July 31, 1999. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" which deferred the effective date until the fiscal quarter ending July 31, 2000. The adoption of SFAS No. 133 is not expected to have a material effect on the Company's results of operations, financial position or cash flows.

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 is effective for financial statements for years beginning after December 15, 1998 and provides guidance on accounting for the costs incurred for computer software developed or obtained for internal use including the requirement to capitalize specified costs and the amortization of such costs. We have adopted the provisions of SOP 98-1 in the fiscal year beginning February 1, 1999. The adoption of SOP 98-1 is not expected to have a material effect on our results of operations, financial position or cash flows.

     In April 1998, the AICPA issued SOP 98-5 "Reporting on the Costs of Start-Up Activities." Start-up activities are defined broadly as those one-time activities related to opening a new facility, introducing a new product or service, commencing some new operation or organizing a new entity. Under SOP 98-5, the cost of start-up activities should be expensed as incurred. SOP 98-5 was effective February 1999. Its adoption did not have a material effect on the combined results of operations, financial position or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 as amended and Section 21E of the Securities Exchange Act of 1934 as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. Words such as "may", "will", "should", "estimate ", "predict", "potential", "continue", "strategy", "believe", "anticipate", "plan ", "expect" and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed under the heading "Risk Factors" below and the risks discussed in our other Securities and Exchange Commission ("SEC") filings, including our registration statement on Form S-1 declared effective on November 22, 1999 by the SEC (File No. 333-87161) ("Registration Statement ").

Overview

     We are a provider of Internet-based travel procurement and supply services primarily for businesses and travel suppliers. Our business model has developed over time to increasingly focus on the business-to-business market. We were incorporated in August 1995 as Internet Travel Network Inc., and we changed our name to GetThere.com, Inc. in July 1999. In 1995, we launched our www.itn.net Web site, an Internet-based travel reservation system targeted at consumers and small businesses. In response to interest from Internet-based content and electronic commerce providers and travel agencies, we began to offer travel services for these companies' Web sites. In 1996, we introduced our Global Manager service. In 1997, we introduced our FlightRez service. In 1998, we continued to expand our customer base for our Global Manager service, and we expanded our relationship with United Air Lines to include online offerings of unused capacity and the ability to provide online one-way ticket upgrades. In 1999, we continued to expand our relationship with United Air Lines by offering online frequent flyer mileage redemption. We recently entered into an agreement with American Express under which American Express has agreed to promote and sell our Internet-based travel procurement services to its customers and potential customers.

     We generate revenues primarily from processing travel-related transactions, such as booking and ticketing reservations, and performing professional services. These revenues are generated from business customers using our Global Manager service, from travel suppliers using our FlightRez service and from other customers. Transaction revenues are comprised of fees and commissions earned in connection with making on-line travel related reservations and purchasing airline tickets and providing related traveler support services for customers seeking technical and travel assistance. In addition, our transaction revenues include fees received from computer reservation system companies for making travel reservations on that computer reservation system, hosting fees charged to gain access to our services and the sale of advertising on our www.itn.net Web site and the Web sites of some of our customers. Transaction revenues are recognized as the transactions are performed or when the commission is received or, with respect to hosting fees, when invoiced. In the case of advertising, we recognize revenues on a per impression basis after a specified minimum number of impressions have been delivered. Professional service revenues primarily consist of implementation and customization fees associated with the deployment and on-going customization of our solutions. Professional service revenues are recognized as performed.

Results of Operations

     The following table sets forth-certain statements of operations data as a percentage of revenues for the periods indicated. The data has been derived from the unaudited condensed consolidated financial statements contained in this Form 10-Q which, in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the interim periods. The operating results for any period should not be considered indicative of results for any future period. This information should be read in conjunction with the Financial Statements and Notes thereto included in the Company's registration statement on Form S-1 declared effective on November 22, 1999 by the SEC. The following table sets forth our results of operations as a percentage of revenues:

GETTHERE.COM, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended October 31,		Nine Months Ended October 31,
	1999	1998	1999	1998
	(unaudited)		(unaudited)
Revenues:
Transaction	91.1%	75.3%	88.7%	76.4%
Professional Service	8.9%	24.7%	11.3%	23.6%

Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	71.7%	69.0%	71.3%	63.6%

Gross profit	28.3%	31.0%	28.7%	36.4%

Operating expenses:
Research and development	37.5%	58.4%	34.7%	61.6%
Sales and marketing	56.3%	83.4%	60.9%	89.2%
General and administrative	113.2%	96.6%	119.6%	98.2%
Stock-based compensation	144.4%	26.3%	157.8%	22.9%

Total operating expenses	351.4%	264.7%	373.0%	271.9%

Loss from operations	(323.1)%	(233.7)%	(344.3)%	(235.5)%
Interest income (expense), net	0.9%	7.6%	(1.1)%	1.3%

Net loss	(322.2)%	(226.1)%	(345.4)%	(234.2)%

Comparison of Three Months Ended October 31, 1998 and 1999

      Revenues. Revenues increased 139% from $1.8 million for the three months ended October 31, 1998 to $4.4 million for the three months ended October 31, 1999, due primarily to increased transactions from business customers and travel supplier customers. Transaction revenues increased 190% from $1.4 million for the three months ended October 31, 1998 to $4.0 million for the three months ended October 31, 1999. This increase was primarily due to an increase in the number of transactions processed, which resulted from increased adoption rates of our products with existing customers, the addition of new customers, and the growth in hosting revenues from new and existing customers as our installed base has grown. Transactions increased 195% from 147,000 for the three months ended October 31, 1998 to 433,000 for the three months ended October 31, 1999. Professional service revenues decreased 13.5% from $451,000 for the three months ended October 31, 1998 to $390,000 for the three months ended October 31, 1999. This decrease was primarily due to decreased customization services for our existing customers, which was partially offset by increased implementation services to new customers. There can be no assurance that these revenue and transaction growth rates will continue in the future. Seasonality will cause quarterly fluctuations in our revenue and transaction growth. In particular, business travel bookings typically decline during our fourth fiscal quarter due to decreased business travel during the holidays.

     Cost of Revenues. Cost of revenues is predominately comprised of transaction and personnel costs. These costs include costs associated with outside consultants, commission sharing with some of our customers, printing and delivery costs of tickets, computer reservation system charges, advertising agency fees and personnel costs associated with operating our transaction systems and providing traveler support. Our cost of revenues increased from $1.3 million for the three months ended October 31, 1998 to $3.1 million for the three months ended October 31, 1999. This increase resulted primarily from an increase in personnel expenses related to the hiring and training of additional personnel, equipment and material purchases and outside consultants. Our gross margins declined from 31.0% for the three months ended October 31, 1998 to 28.3% for the three months ended October 31, 1999, due to our investments in additional personnel and infrastructure to increase our transaction processing capacity in anticipation of future revenue growth. We expect our cost of revenues will increase in absolute dollars for the foreseeable future.

     Research and Development. Research and development expenses consist primarily of personnel costs, equipment expenses, recruiting costs and consulting fees relating to the development and enhancement of our services. Research and development expenses increased from $1.1 million or 58.4% of revenues for the three months ended October 31, 1998 to $1.6 million or 37.5% of revenues for the three months ended October 31, 1999. This increase in dollars was due primarily to the addition of personnel and was partially offset by a reduction in consulting fees and other expenses. We believe that continued investment in research and development is critical to attaining our strategic objectives and, as a result, we expect research and development expenses to increase significantly in absolute dollars for the foreseeable future. We have recently established an engineering development center in Dallas, Texas and we expect to increase the number of personnel in our California and Texas engineering development centers. These events are expected to significantly increase our research and development expenditures for the foreseeable future.

     Sales and Marketing. Sales and marketing expenses consist primarily of payroll and related expenses, sales commissions, consulting fees, advertising, public relations and promotional expenditures and costs relating to the distribution and sale of our services, including travel and entertainment expenses. Sales and marketing expenses increased from $1.5 million or 83.4% of revenues for the three months ended October 31, 1998 to $2.5 million or 56.3% of revenues for the three months ended October 31, 1999. This increase in dollars was due primarily to the addition of personnel, increased promotional expenditures, and costs associated with the sale and distribution of our services. We expect to significantly increase our sales and marketing activities including establishing additional sales offices globally as well as increasing our sales and marketing expenditures both domestically and internationally. As a result, we expect our sales and marketing expenses will increase significantly in absolute dollars for the foreseeable future.

     General and Administrative. General and administrative expenses consist of payroll and related expenses for management, accounting and administrative personnel, depreciation of equipment and software, insurance, recruiting, professional services, facilities and other general corporate expenses. General and administrative expenses increased from $1.8 million or 96.7% of revenues for the three months ended October 31, 1998 to $4.9 million or 113% of revenues for the three months ended October 31, 1999. This increase was due primarily to the increase in costs associated with our new facility, an increase in the number of employees focused on general and administrative functions, recruiting costs, depreciation and other general corporate expenses. We expect general and administrative expenses to increase in dollars in future periods as we expand our staff and incur additional costs related to the growth of our business and the administration of a public company.

     In August and October 1999, we sold an aggregate of 1,875,423 shares of series C convertible preferred stock at a purchase price of $5.125 per share to American Express, America West Airlines and Air Canada. In November 1999, we elected to repurchase 500,000 shares of series C convertible preferred stock from Air Canada. We recorded an intangible asset related to equity issuance of approximately $10.1 million, equal to the difference between the fair value of the series C convertible preferred stock at that date ($12.50 per share) and the amount paid for the stock, which we will amortize ratably over a four year period. We recorded amortization of intangible assets related to equity issuance in the amount of $211,000 for the three months ended October 31, 1999.

     The Company issued warrants to various third-parties in connection with the sale of preferred stock. The fair values of the warrants were calculated using the Black Scholes pricing model and a portion of the proceeds were allocated to the warrants issued. This allocation results in a discount on the preferred stock that must be accreted to the redemption value from the issuance date to the first redemption date.

     In August 1999, we issued a warrant to purchase up to 1,650,000 shares of our series C convertible preferred stock to Northwest Airlines at an exercise price of $5.125 per share. The exercise of this warrant is subject to the satisfaction of certain specified conditions prior to August 27, 2001. We will record an expense for the Northwest Airlines warrant to the extent that the exercise price is lower than the market value of our common stock if and when the specified conditions are achieved. We cannot currently quantify the amount of this expense, however, based on the Company's closing stock price on December 20, 1999 of $31.25, the fair value of this warrant is approximately $45.5 million. After the value is ultimately determined and the performance conditions are achieved, the value will be amortized ratably over a four year period.

      Stock-Based Compensation. We recorded amortization of stock-based compensation of $479,000 for the three months ended October 31, 1998 and $6.3 million for the three months ended October 31, 1999.

     Interest Income (Expense), Net. Net interest income (expense), includes income from our cash investments, net of expenses related to our financing obligations. Our interest income of approximately $140,000 for the three months ended October 31, 1998 decreased to approximately $41,000 for the three months ended October 31, 1999. This decrease was attributable to an increase in interest paid on financing obligations and a decrease in interest income due to lower invested cash balances.

Comparison of Nine Months Ended October 31, 1998 and 1999

      Revenues. Revenues increased 120% from $4.5 million for the nine months ended October 31, 1998 to $10.0 million for the nine months ended October 31, 1999, due primarily to increased transactions from business customers and travel supplier customers. Transaction revenues increased 155% from $3.5 million for the nine months ended October 31, 1998 to $8.8 million for the nine months ended October 31, 1999. This increase was primarily due to an increase in the number of transactions processed, which resulted from increased use of our services by our existing customers, and the addition of new customers. Professional service revenues increased 5.2% from $1.0 million for the nine months ended October 31, 1998 to $1.1 million for the nine months ended October 31, 1999. The increase was primarily due to an increase in the number of implementations of new customers, partially offset by a decrease in custom development projects for existing customers.

     Cost of Revenues. Cost of revenues increased from $2.9 million for the nine months ended October 31, 1998 to $7.1 million for the nine months ended October 31, 1999. This increase resulted primarily from personnel expenses related to the hiring and training of additional personnel, equipment and material purchases and outside consultants. Gross margins declined from 36.4% for the nine months ended October 31, 1998 to 28.7% for the nine months ended October 31, 1999, due primarily to our investments in additional personnel and infrastructure to increase our transaction processing capacity in anticipation of future revenue growth.

     Research and Development. Research and development expenses increased from $2.8 million or 61.6% of revenues for the nine months ended October 31, 1998 to $3.5 million or 34.7% of revenues for the nine months ended October 31, 1999. This increase in dollars was primarily due to the addition of personnel, equipment and consulting fees to support the continued development of our services.

     Sales and Marketing. Sales and marketing expenses increased from $4.0 million or 89.2% of revenues for the nine months ended October 31, 1998 to $6.1 million or 60.9% of revenues for the nine months ended October 31, 1999. This increase was primarily due to the addition of personnel, increased promotional expenditures, and increased expenses associated with the sale and distribution of our services.

     General and Administrative. General and administrative expenses increased from $4.4 million or 98.2% of revenues for the nine months ended October 31, 1998 to $11.9 million or 120% of revenues for the nine months ended October 31, 1999. This increase in dollars was primarily due to an increase in the number of employees and related recruiting costs, depreciation and other general corporate expenses, partially offset by a decrease in professional services.

     We recorded amortization of intangible assets related to equity issuance in the amount of $211,000 for the nine months ended October 31, 1999.

      Stock-based Compensation. We recorded amortization of stock-based compensation of $1.0 million in the nine months ended October 31, 1998 and $15.7 million in the nine months ended October 31, 1999.

     Interest Income (Expense), Net. Our interest income was $58,000 for the nine months ended October 31, 1998, declining to interest expense of $108,000 for the nine months ended October 31, 1999. The decline was due to an increase in interest paid on financing obligations and a decrease in interest income resulting from lower invested cash balances.

Liquidity and Capital Resources

     We have financed our operations primarily through private sales of capital stock, bank loans and equipment leases. From inception through October 31, 1999, we have raised approximately $103.6 million through the sale of preferred stock. As of October 31, 1999, we had $71.0 million in cash, cash equivalents and short-term investments, and $56.0 million in working capital. As a result of financing agreements for the sale of our series C and series E convertible preferred stock entered into in August and September 1999, we raised $72.6 million in net proceeds. In November 1999, we sold shares of our common stock in our initial public offering, generating net proceeds of approximately $83.3 million, after offering expenses. In November 1999, we repurchased 500,000 shares of series C convertible preferred stock and 200,000 shares of series E convertible preferred stock for an aggregate amount of $5.1 million from Air Canada, which represented its entire investment in the Company.

     Net cash used in operating activities was $12.8 million for the nine months ended October 31, 1999, primarily attributable to our net loss of $34.4 million, partially offset by depreciation and amortization of $3.2 million, amortization related to common stock issued for services of $1.6 million, amortization of unearned compensation of $14.1 million, and an increase in accrued liabilities of $3.9 million. Net cash used in operating activities was $8.2 million for the nine months ended October 31, 1998 and was attributable primarily to our net loss of $10.6 million, partially offset by depreciation and amortization of $1.0 million, amortization of unearned compensation of $0.9 million, and an increase in accrued liabilities and accounts payable of $936,000 resulting from increased expenses.

     Net cash used in investing activities of $14.3 million for the nine months ended October 31, 1999, was primarily attributable to $6.8 million used for purchases of property and equipment and $13.2 million for short-term investing to generate interest income, partially off-set from proceeds from the sale of short-term investments of $6.5 million. Net cash used in investing activities of $7.4 million for the nine months ended October 31, 1998, was primarily attributable to $2.3 million for purchases of property and equipment and purchase of $5.1 million of short-term investments.

     Net cash provided by financing activities for the nine months ended October 31, 1999 of $75.6 million was primarily attributable to issuing $72.6 million of preferred stock and warrants and securing $4.3 million of capital lease net borrowings. In November 1999, we repurchased 500,000 shares of series C convertible preferred stock and 200,000 shares of series E convertible preferred stock for an aggregate amount of $5.1 million. Net cash provided by financing activities for the nine months ended October 31, 1998 of $28.5 million was primarily attributable to issuing $25.2 million of preferred stock and warrants and securing $3.6 million of capital lease net borrowings.

      Computer equipment is our largest category of purchases of property and equipment, and we expect to continue to invest significantly in computer equipment to support the growth in the number of transactions we process and the amount of data we store in our systems. We have established data center operations in Sterling, Virginia and in Santa Clara, California at Exodus Communications, an external service provider, to improve our disaster recovery capabilities and add additional processing capability to better serve our customers in the eastern portion of the United States and Europe. The expansion of our data center operations and the Texas engineering development center will increase our future expenditures for property and equipment.

     We have a term loan with a bank for borrowings of up to $500,000 for purchases of property and equipment. The outstanding principal balance is due in equal monthly installments of $16,000 ending in October 2000 together with interest at the bank's prime rate plus 1.75% (10.25% at October 31, 1999). At October 31, 1999, $234,000 was outstanding under this loan. Borrowings are secured by all our assets except leased assets. The loan requires us to meet certain financial covenants including quick ratio, tangible net worth and profitability requirements. We also have two equipment lease lines. One line is for $2.1 million and is fully drawn. Our other line is for $5.8 million, $5.2 million of which was used at October 31, 1999.

      We expect to experience significant growth in our operating expenses in the foreseeable future, particularly in research and development, sales and marketing, and general and administrative expenses. As a result, we expect operating expenses and purchases of property and equipment will constitute the majority of the future use of our cash resources. In addition, we may use our cash resources to acquire or make investments in complementary products, technologies or businesses. We believe our current cash resources, will be sufficient to meet our working capital and operating expenditures for at least the next 12 months. In the future, we may need to obtain additional equity or debt financing to meet our cash resource needs. In the event that additional financing is required, it is uncertain whether or not we would be able to obtain financing on acceptable terms.

Year 2000 Readiness

      Many computers, software and other equipment include computer code in which calendar year data is abbreviated to only two digits. As a result of this design decision, some of these systems could fail to operate or fail to produce correct results if "00" is interpreted to mean 1900, rather than 2000. These problems are widely expected to increase in frequency and severity as the year 2000 approaches, and are commonly referred to as the "year 2000 problem."

     General Readiness Assessment. The year 2000 problem may affect the network infrastructure, computers, software and other equipment that we use, operate or maintain for our operations. As a result, we formalized our year 2000 compliance plan, which has been implemented by a team of employees led by Dr. Eric Sirkin, our vice president of engineering. We have obtained verification or validation from all independent third-parties whose products and services are deemed mission-critical to our processes to assess and correct any of our year 2000 problems or the costs associated with these products and services. We believe that we have identified most of the major computers, software applications and related equipment used in connection with our internal operations that need to be evaluated to determine if they must be modified, upgraded or replaced to minimize the possibility of a material disruption to our business, and have made any necessary modifications, upgrades or replacements.

     Assessment of Infrastructure. Beginning in August 1998, we began assessing the ability of our internally developed and other technologies to operate properly in the year 2000. We have tested the ability of our internal and other systems to handle travel-based reservations, bookings, credit card authorization and other features of our solutions for year 2000 compliance. We believe that our current internally developed technologies are year 2000 compliant. Additionally, as we design and develop new products, we test them for year 2000 compliance and the ability to distinguish between various date formats.

       Costs of Remediation. We estimate the total cost of completing any required modifications, upgrades or replacements of our internal systems will not exceed $50,000, most of which we expect to incur during fiscal 2000. This estimate is being monitored and we will revise it as additional information becomes available.

      Based on the activities described above, we do not believe that the year 2000 problem will significantly harm our business or operating results. In addition, we have not deferred any material information technology projects or equipment purchases as a result of our year 2000 problem activities.

     Suppliers and Service Providers. As part of our year 2000 plan, we have requested that our third-party suppliers and service providers used in the delivery of our services identify any potential year 2000 problems. All of our requests have been answered in writing with the third-party suppliers and service providers indicating that they are year 2000 compliant. However, we have limited or no control over the actions of these third-party suppliers. While we expect that we will be able to resolve any significant year 2000 problems with these third-parties, these suppliers might not resolve any or all year 2000 problems before the occurrence of a material disruption to the operation of our business. Any failure of these third parties to resolve year 2000 problems with their systems in a timely manner could significantly harm our business and operating results.

     Most Likely Consequences of Year 2000 Problems. We believe that we have identified and resolved all year 2000 problems that could significantly harm our business and operating results. However, we believe that it is not possible to determine with complete certainty that all year 2000 problems affecting us have been identified or corrected. The number of devices and systems that could be affected and the interactions among these devices and systems are too numerous to address. In addition, no one can accurately predict which year 2000 problem-related failures will occur or the severity, timing, duration, or financial consequences of these potential failures. As a result, we believe that the following consequences may be possible:

operational inconveniences and inefficiencies for us, our suppliers and our customers could divert management's time and attention and financial and human resources from ordinary business activities;
business disputes and claims due to year 2000 problems experienced by our customers and attributed to our services or performance; and
allegations that we failed to comply with the terms of contracts or industry standards of performance, some of which could result in litigation or contract termination.

    Contingency Plans. We have developed contingency plans to be implemented if our efforts to identify and correct year 2000 problems affecting our internal systems are not effective. Depending on the systems affected, these plans include:

short to medium-term use of backup equipment and software or other redundant systems;
increased work hours for our personnel or the hiring of additional information technology staff; and

the use of contract personnel to correct, on an accelerated basis, any year 2000 problems that arise or to provide interim alternate solutions for information system deficiencies.

     Our failure to implement any of these contingency plans could significantly harm our business and operating results.

RISK FACTORS

Risks Related to Our Business

     It is difficult to evaluate our business because our business model is evolving. It is difficult to accurately forecast our revenues, and we have limited meaningful historical financial data on which to plan operating expenses. We were incorporated on August 7, 1995. Prior to 1996, our business was focused on providing travel-related services to consumers from our www.itn.net Web site and other consumer-related Web sites. In 1996, we began focusing on our services for businesses and travel suppliers. We introduced our Global Manager service for businesses in 1996 and our FlightRez service for travel suppliers in 1997. In addition, the revenues and income potential of our business and market are unproven. Changing our focus from the consumer business to providing Internet-based travel procurement and supply services for businesses and travel suppliers may not have a positive effect on, or may harm our business or operating results. If we are unable to accomplish the following, we may not become commercially successful:

       grow our base of both business and travel supplier customers;
       increase adoption rates by our existing business customers;
       successfully implement sales and marketing initiatives;
       provide timely and effective customer service and technical support; and
       anticipate and adapt to the evolving online travel services market.

     We will devote a significant amount of our resources to satisfy our obligations under our agreement with American Express. We recently entered into an agreement with American Express under which American Express has agreed to promote and sell our Internet-based travel procurement services to its customers and potential customers. This relationship is likely to require the use of a significant amount of our resources, including our management and technical personnel. This devotion of a significant amount of our resources to this relationship could impair our ability to develop other aspects of our business, which could seriously harm our results of operations if we are unable to generate a significant amount of revenues from our agreement with American Express. In addition, we are required to reimburse American Express a portion of its fees if we do not deliver a minimum number of unique users to American Express.

     We have incurred significant net losses to date and expect to continue to incur net losses for the foreseeable future. Since our inception we have incurred significant net losses and negative cash flow. We expect net losses and negative cash flow to continue for the foreseeable future, and we may never be profitable. We incurred net losses of $34.4 million for the nine months ended October 31, 1999, $15.6 million for our fiscal year ended January 31, 1999 and $6.4 million for our fiscal year ended January 31, 1998. As of October 31, 1999, we had an accumulated deficit of $60.0 million. We anticipate that our losses will increase significantly from current levels as we continue to increase our operating expenses in each of our operating expense categories. In addition, we expect the rate at which these losses will be incurred will increase significantly from current levels, particularly in our fiscal fourth quarter ending January 31, 2000. We expect these additional costs and expenses to be related to:

       transitioning the use of our www.itn.net Web site to American Express;
       developing and implementing the American Express travel procurement services for businesses;
       developing Web sites for Northwest Airlines and America West Airlines;
       enhancing our Internet-based travel procurement and supply services;
       continuing to develop our services, computer network and the systems that we use to process travel-related transactions;
recruiting and training additional personnel, particularly customer service, technical support and engineering personnel;
developing the GetThere.com brand, as well as other marketing and promotional activities; and
developing relationships with strategic business partners.

     Unless we generate and sustain substantially higher revenues while maintaining reasonable expense levels, we will continue to incur significant net losses. Even if we increase revenues we may experience price competition or increased expenses, which would lower our gross margins or cause us to incur net losses. Furthermore, if we ever do achieve profitability or reduce our net losses, we may not sustain this result on a quarterly or annual basis in the future.

     Our quarterly operating results may fluctuate in future periods and we may fail to meet expectations. We believe that quarter-to-quarter comparisons of our revenues and operating results are not necessarily meaningful because of quarterly fluctuations, and that such comparisons may not be accurate indicators of future performance. Consequently, in future quarters our operating results may fall below the expectations of investors and, as a result, the price of our common stock may fall. The operating results of companies in the travel and electronic commerce industries have in the past experienced significant quarter-to-quarter fluctuations. We will likely experience similar fluctuations due to a number of factors, any of which, if not adequately addressed, may adversely affect the long-term viability of our business. These factors include:

varying adoption rates of our services;
the timing and expense of expanding our operations;
our ability to attract new customers, retain existing customers and satisfy customer demand;
the mix of transaction revenues and professional service revenues;
the mix of transaction revenues from businesses, travel suppliers and other customers;
our ability to achieve market acceptance of new services and upgrades;
product introductions by us;
our ability to attract, integrate and retain key personnel;
changes in our pricing policies;
our ability to upgrade and develop our systems and infrastructure without disrupting our operations;
technical difficulties with our systems or system down time;
difficulties accessing computer reservation systems or travel suppliers' systems; and
costs related to the acquisition of businesses or technologies.

     In addition, we expect our quarterly operating results to fluctuate due to factors beyond our control, including:

unforeseen events affecting the travel or electronic commerce industries;
product introductions by our competitors;
changes in the rate of Internet usage and electronic commerce;
changes in inventory availability from suppliers or commission rates paid by travel suppliers; and
changes in the pricing policies of our competitors.

     We currently expect that a majority of our revenues for the foreseeable future will come from fees paid to us by our customers who have implemented our Global Manager and FlightRez services and from commissions earned from travel suppliers. The volume and timing of these fees and commissions are difficult to predict because the market for our services is in its infancy. As with other companies in our industry, our operating expenses, which include sales and marketing, research and development and general and administrative expenses, are based on our expectations of future revenues and are relatively fixed in the short term. As a result, a delay in generating or recognizing revenue for any reason could cause significant variations in our operating results from quarter-to-quarter and could result in greater than expected operating losses.

     Our business is subject to seasonal fluctuations. We have experienced and expect to continue to experience seasonality in our business, reflecting seasonal fluctuations in the travel industry, Internet usage and advertising expenditures. This seasonality will cause quarterly fluctuations in our operating results and could significantly harm our business and operating results. Business travel bookings typically decline during the fourth quarter of each calendar year due to decreased business travel during the holiday season. Consumer travel bookings typically increase during the second quarter of each calendar year in anticipation of summer travel. Internet usage and the rate of such usage typically decline during the summer. In addition, advertising sales in traditional media, such as broadcast and cable television, generally decline in the first and third quarters of each year. Depending on the extent to which the Internet is accepted as an advertising medium, seasonality in the level of advertising expenditures could become more pronounced for Internet-based advertising.

     Our results of operations will be harmed by charges associated with our payment of stock-based compensation and charges associated with other securities issuance by us. We expect to incur a significant amount of amortization in future periods, which will negatively effect our operating results. We amortized approximately $6.3 million of stock-based compensation for the quarter ending October 31, 1999 and expect to amortize approximately $6.1 million during the fourth quarter. We may incur additional amortization charges in the future in connection with new grants of stock-based compensation at below market value.

     In addition, in August and October 1999, we sold an aggregate of 1,875,423 shares of series C convertible preferred stock at a purchase price of $5.125 per share. We have recorded a charge in an amount equal to the difference between the fair value of the series C convertible preferred stock and the amount paid for the stock. In August and October 1999, we issued a warrant to purchase an aggregate of 375,000 shares of common stock, a warrant to purchase an aggregate of 1,136,821 shares of series C convertible preferred stock and warrants to purchase an aggregate of 2,160,046 shares of series E convertible preferred stock. As a result of the accretion associated with issuing these warrants, our earnings per share will be adversely affected during our fourth fiscal quarter. In November 1999, we repurchased 500,000 shares of series C convertible preferred stock and 200,000 shares of series E convertible preferred stock for an aggregate amount of $5.1 million.

     In addition, in August 1999, we issued a warrant to purchase up to 1,650,000 shares of our series C convertible preferred stock to Northwest Airlines at an exercise price of $5.125 per share. The exercise of this warrant is subject to the satisfaction of certain specified conditions prior to August 27, 2001. We will record an expense for the Northwest Airlines warrant to the extent that the exercise price is lower than the market value of our common stock if and when the specified conditions are achieved. We cannot currently quantify the amount of this expense, however, based on the Company's closing stock price on December 20, 1999 of $31.25, the fair value of this warrant is approximately $45.5 million. After the value is ultimately determined and the performance conditions are achieved, the value will be amortized ratably over a four year period.

     Our long and variable sales cycle depends upon factors outside our control and could cause us to expend significant time and resources prior to earning associated revenues. The typical sales cycle of our services is long and unpredictable, requires pre-purchase evaluation by a significant number of employees in our customers' organizations and involves a significant investment decision by our customers. These lengthy sales cycles will have a negative impact on the timing of our revenues, especially our realization of transaction revenues, and may cause our revenues and operating results to vary significantly from period to period. Our sales cycle is affected by the business conditions and budgetary cycles of each prospective customer. Many of our potential customers are large enterprises that generally take longer to make significant purchases. Moreover, a purchase decision by a potential customer typically requires the approval of several senior decision-makers. Our sales cycle for our larger business customers and travel suppliers are generally between six and nine months, although it has on occasion lasted significantly longer.

     Many of our customers test the technical fit of our services prior to entering into a full services contract with us by undertaking a pilot program. Some of our pilot programs have taken over a year to complete and require us to commit significant resources with no certainty that a sale will result.

     We have not yet reached a definitive agreement regarding providing our solutions for Northwest Airlines' primary Web site, www.nwa.com. We may not reach a definitive agreement with Northwest Airlines or successfully implement our services on its www.nwa.com Web site or we may not successfully implement our services to the America West Airlines' Web site.

     Because implementation of our travel procurement and supply services is time consuming, there may be significant delays between the sale and deployment of our services. The implementation and deployment of our services require a significant commitment of resources by us and by our customers. Any delays may have a negative impact on our recognition of revenues, especially our recognition of transaction revenues, and could significantly harm our business and operating results. Prior to full implementation, most of our customers undertake a lengthy process to integrate our services into their systems. The timing of deployment depends upon the:

complexity of our customers' current systems and intended application and the required implementation and customization efforts;

technical and engineering capabilities of our customers;
resources that our customers are willing to dedicate to implement travel procurement or supply services;
budgetary constraints of our customers;
availability of our development, training and support organizations to provide technical support to our customers; and

decision by some customers to implement a pilot program prior to full deployment of our services.

     Because of the number of factors influencing the integration and deployment processes, we expect that the period between selling our services and the time our customers deploy applications based on our services will vary widely. We have experienced and expect to continue to experience delays in the deployment of our services.

     The market for Internet-based travel procurement and supply services is highly competitive and we may not be able to compete effectively. The market for Internet-based travel procurement and supply services is new, highly competitive and rapidly evolving, and we expect competition to intensify in the future. Our failure to compete effectively would harm our business and operating results. Increased competition is likely to result in price reductions, reduced gross profits and loss of market share, any of which could harm our revenues and operating results. We currently or potentially may compete with a variety of companies. Our primary competition currently comes from or is anticipated to come from companies in the following categories:

providers of online travel products and services to businesses, such as Sabre BTS, Oracle Corporation's eTravel, XTRA On Line, American Express AXI and Microsoft;
other online providers of indirect goods and services such as Ariba and Commerce One; and
traditional travel service providers, including travel agencies.

     In addition, we compete with consumer Web sites, such as Microsoft's Expedia and Sabre's Travelocity, which recently announced the acquisition of Preview Travel.

     Some of our competitors and potential competitors have longer operating histories and significantly greater financial resources and name recognition than we do. In addition, many of these companies have more technical, marketing and sales personnel and more established customer support and professional services organizations than we do. They may also enter into strategic or commercial relationships with larger, more established and well-financed companies.

     Furthermore, as new participants enter the online travel procurement and supply market, we will face increased competition. Potential competitors, such as online providers of indirect goods and services, may incorporate online travel-related services into their existing product offerings. It is also possible that new competitors or alliances among our competitors may emerge and rapidly acquire significant market share. Our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements than we can, which could cause our services to become obsolete.

     American Express has developed a travel service with Microsoft that competes with our Global Manager service. American Express and Microsoft have developed the AXI travel management system, which is a service that provides a Web site for businesses that enables their employees to make travel-related reservations and to purchase airline tickets over the Internet. This service competes directly with our Global Manager service. If we are unable to compete effectively with the AXI travel management system, our business and results of operations would be adversely affected. Even though we have a business relationship with American Express to provide Web-based travel services on behalf of American Express, American Express is not precluded from selling and servicing the AXI travel management system or from continuing to work with Microsoft.

     We rely on United Air Lines for a significant portion of our transaction revenues, and the termination of this relationship would adversely affect our business. United Air Lines, one of our principal stockholders, has been our primary travel supplier customer since November 1997. Any disruption of our relationship with United Air Lines could leave us with excess overhead, as well as with a loss of significant revenue, either of which would significantly harm our business and operating results as well as our reputation for providing services to travel suppliers. For the nine months ended October 31, 1999, we derived approximately $3.8 million directly and $1.0 million indirectly from United Air Lines, accounting for an aggregate of approximately 48% of our total revenues. During these periods, United Air Lines has also accounted for substantially all of our revenues from our travel supplier customers. We expect that in the near term the percentage of our revenues derived from United Air Lines will increase. Our services agreement with United Air Lines can be terminated by us or United Air Lines for any reason by providing the other party with notice 180 days prior to termination. In addition, as our primary customer, we dedicate a significant amount of our resources to United Air Lines.

     We may not be able to significantly increase the use of our services after our services have been implemented by our customers. If the use of our services does not increase significantly, we may not be able to achieve or sustain growth in our business. Employees of our business customers and patrons of our travel supplier customers and other customers have been slow to increase the use of our services after implementation. The adoption of our services is largely outside of our control and primarily dependent on our customers' efforts and ability to promote the use of our services. Furthermore, any failure to increase the use of our services would limit our ability to increase revenues from customers, which would significantly harm our business and operating results.

     Two of our recent advertisements contain statements that may not be accurate. We have run an advertisement as recently as September 1999, which stated that we process more Internet-based business to business travel transactions than anyone. We have not substantiated the statements in the advertisement. As a result, this claim may not have been accurate when originally released, and if it were accurate at that time, it may no longer be accurate. If this statement is no longer accurate, it could indicate a loss of market share, which could significantly harm our business and operating results. In addition, another of our advertisements states that businesses can achieve adoption rates of 50% to 61% by using our services. This claim is based on the experience of only one of our customers and not of our other customers, which have experienced much lower rates.

     We have limited experience with widespread deployment of our travel procurement and supply services. If we cannot support large-scale deployments, our business and operating results will be significantly harmed. Only a limited number of our customers have deployed our Global Manager and FlightRez services on a large scale. Our primary source of revenue is expected to come from transaction fees derived from the use of our Global Manager and FlightRez services; therefore, our ability to support large numbers of transactions is critical to our success. Our ability to provide effective and timely support for our services depends on our ability to:

attract, train, integrate and retain sufficient engineering personnel;
establish effective customer support and technical organizations;
enhance our systems and technology to add functionality and scalability;
provide sufficient training to our customers, including training on systems usage and Web site configuration;
test and document the performance of our systems;
provide adequate data storage; and
efficiently integrate our technology with the systems of our customers.

       In addition, our customers require our Global Manager and FlightRez services to be highly scalable. We must be able to rapidly accommodate a large increase in the number of users. If we are unable to achieve this level of scalability in a timely manner, our business and operating results could be significantly harmed.

     We have experienced significant growth in our business in recent periods, and failure to manage our growth could strain our management and other resources. We may fail to successfully offer our services and develop new customer relationships, which could significantly harm our business and operating results. In addition, we have recently integrated the operations of our recently acquired call center in Fort Lauderdale, Florida, moved our headquarters from Palo Alto, California to Menlo Park, California and established an engineering development facility in Dallas, Texas. These efforts will be expensive and will put a significant strain on our management and other resources. We continue to increase the scope of our operations and grow our headcount substantially. At January 31, 1998, we had a total of 74 employees, and at October 31, 1999, we had a total of 293 employees. We expect to hire a significant number of new employees in the near future. This growth has placed, and our anticipated future operations will continue to place, a significant strain on our management, systems and resources and on our internal training capabilities. If we fail to effectively manage our growth, our business and operating results will be significantly harmed.

      We may not be able to develop the necessary infrustructure or hire the required personnel to manage our growth, which could result in the disruption of our operations. To manage future growth effectively, we must maintain and enhance our financial and accounting systems and controls, manage expanded operations and attract, train, integrate and retain key employees, including those in our engineering, operations, sales and marketing and support organizations. We currently have a relatively small professional services and customer support organization. We will need to increase our customer service and support staff to serve new customers and the expanding needs of our existing customers. However, hiring qualified professional services and customer support personnel, as well as sales, marketing, administrative and research and development personnel, is very competitive in our industry, particularly in the San Francisco Bay Area, where we are headquartered, due to the high demand for people with the necessary technical skills and understanding of the Internet. We expect to face greater difficulty attracting these personnel with equity incentives as a public company than we did as a privately held company. We may not be able to attract, integrate, assimilate or retain highly qualified personnel in the future. Our business will not continue to grow and could be significantly harmed if we are unable to attract qualified personnel.

     Our operating results are substantially dependent on the success of our Global Manager and FlightRez services, and a reduction in sales or our inability to significantly increase sales of our services, including sales of our Global Manager and FlightRez services, would significantly harm our business. We expect to derive a substantial portion of our revenues from our Global Manager and FlightRez services, and we have not yet generated any profits from sales of these services. If we are unable to generate significant revenues from either Global Manager or FlightRez services, or if we are unable to generate profits from these services, our business and operating results would be significantly harmed. We need to significantly increase sales of our services, including sales of Global Manager and FlightRez services. Our services may not successfully compete with those of our competitors, and we may not be able to enhance our services or develop new services to meet customer needs. In addition, we have in the past offered equity rights to potential customers in connection with the sale of our services. In the future, we expect to decrease offering equity rights to these potential customers, which may make sales of our services more difficult. Furthermore, businesses and travel suppliers may choose to develop their own Internet-based travel services.

     We have received a high level of complaints regarding our traveler support services. Any failure to improve the support we provide to travelers could significantly harm our business and operating results. Travelers and customers seeking telephone customer support from us have experienced delays before being connected to our traveler support staff. In addition, our traveler support staff has not always been able to answer travelers' questions. This problem has become more pronounced due to the increasing complexity of travel services provided, such as the integration of affinity programs. As a result, we have received an increased number of complaints regarding our traveler support services. While we recently purchased an additional call center in Fort Lauderdale, Florida, there can be no assurance that our two call centers will be able to sufficiently handle future growth. Furthermore, unless our traveler support staff is adequately trained to effectively respond to travelers' questions, travelers may continue to experience frustration with our traveler support, which could lead to a loss of business.

     We rely on suppliers of travel services and products for our revenues, and these suppliers are not obligated to use our services or pay us commissions. We are dependent on airlines, hotels, car rental companies and other providers of travel services in order to offer our business customers access to travel products and services. If these travel suppliers restrict our access to their products and services or otherwise make our services unnecessary or less attractive to travelers, we would experience significant harm to our business and operating results. None of these suppliers are obligated to sell their products or services through us. Some travel service providers may decide not to sell their services online or through our services. Some travel service providers have initiated direct online distribution channels and, in some cases, have offered reduced rates directly to major business customers.

     Revenues derived from some of our customers are dependent on the commissions customarily paid by travel suppliers for purchases made through our travel procurement services. These travel suppliers are not obligated to pay any specified commissions or to pay commissions at all. As a result, travel suppliers may reduce current commission rates or eliminate such commissions entirely, which could significantly harm our business and operating results.

     Our travel procurement services depend on our ability to access computer reservation systems. Our travel procurement services are limited to those travel suppliers whose services and products are available through the computer reservation systems we access. These travel suppliers may not continue to sell services or products through the computer reservation systems to which we have access. In addition, we may not be able to extend our existing relationships to a wider array of travel services or maintain or establish new relationships with computer reservation systems. Our failure to do so would significantly harm our business and operating results.

     We currently transact a significant amount of our business through the Galileo International computer reservation system. If our agreement to use the Galileo International system were terminated, we would be unable to process travel transactions for a significant number of our customers. Our agreement with Galileo terminates on June 30, 2001, although either party to the agreement may terminate the agreement if the other party becomes insolvent or ceases or suspends its operations, or if the other party fails to perform its obligations under the agreement and this failure continues for a period of 30 business days. In addition, we currently do not have a direct connection with the Sabre computer reservation system. Companies seeking to use our services through the Sabre computer reservation system need to provide their own connection to Sabre. As a result, companies using Sabre may find our services less attractive.

     A decline in the travel industry will significantly harm our business. Our business and future growth are dependent on the travel industry. We currently derive substantially all of our revenues from our Internet-based travel procurement and supply services. Any decline in the travel industry would significantly harm our business and operating results. The travel industry is sensitive to changes in economic conditions and tends to decline during general economic downturns and recessions. The travel industry is also highly susceptible to events beyond our control, such as fuel price escalation, travel related accidents, extreme weather conditions, labor disputes, terrorist activities, the outbreak or threat of military hostilities and other adverse occurrences.

     Our strategy to provide our services in the market for Internet-based procurement and supply of indirect goods and services is unproven and may fail. One of our strategies is to apply our existing expertise in the travel market to provide services for the Internet-based procurement and supply of other indirect goods and services. The pursuit of this strategy may cause us to expend significant time and resources on the development of new services. However, this strategy may not be successful. If we are unsuccessful, we may not be able to recover the costs and expenses associated with developing and implementing this strategy.

     In addition, the time and attention of our management will have been diverted. Consequently, our business and operating results may be significantly harmed. In addition, the markets for Internet-based procurement and supply of indirect goods and services are extremely competitive. When and if we enter markets for the Internet-based procurement and supply of indirect goods and services other than travel, we may not be able to compete successfully. Several companies have been competing in the Internet-based procurement and supply of indirect goods and services markets for the past several years and consequently have a larger customer base than we do. We may not be successful in selling our services to their existing customers or competing for future customers. We expect that competition in these markets will intensify as current competitors expand their product offerings and new competitors enter these markets. Because there are relatively low barriers to entry in the electronic commerce market, competition from other established and emerging companies may develop in the future.

     Our strategy to expand internationally may not succeed and makes us much more susceptible to risks from international operations. We intend to increase our international sales capabilities and operational presence. However, we may not successfully increase our international sales capabilities and operations. Our international business activities are subject to a variety of risks, including:

reduced intellectual property protection in some countries could allow others using our technology to compete against us or otherwise misappropriate our intellectual property;
the inccurrence of significant penalties if we do not comply with a wide variety of complex foreign laws and treaties;
difficulty in integrating international operations with existing operations;
difficulty in staffing and managing international operations;
the loss of revenues and asset values resulting from currency fluctuations;
higher costs due to licenses, tariffs and other trade barriers;

     longer sales and payment cycles and greater difficulties in collecting accounts receivable; and
     interruptions in our operations due to political and economic instability.

     The expansion of our international sales capability and operations, will require significant capital and other resources, may divert the attention of our management and will further expose us to these risks. To date, we have not adopted a hedging program to protect us from risks associated with currency fluctuations. To the extent that we are unable to successfully expand internationally or manage the expansion of our business into international markets, our business and operating results could be harmed.

     Our executive officers and certain key personnel are critical to our business, and many of these officers and key personnel have only recently joined us and may not remain with us in the future. The loss of one or more of our executive officers or other key personnel could significantly harm our business and operating results. Any of our officers or key personnel can quit at any time, and we cannot prevent them from joining our competitors or otherwise competing with us. If we are unable to retain or integrate any key personnel, or if any key personnel join a competitor or otherwise compete with us, our business and operating results could be significantly harmed. Our future success depends on the continued services and performance of our senior management and other key personnel, particularly Gadi Maier, our president and chief executive officer, and Ken Pelowski, our chief operating officer and chief financial officer. Almost all of our senior management joined us recently, including Mr. Maier, who joined us in December 1998, and Mr. Pelowski, who joined us in April 1999. In addition, between December 1998 and May 1999, we hired our vice presidents of engineering, human resources, sales and services. Because our management team has only worked together for a short period of time, we do not know if our managers will effectively integrate into our operations or work well together. We do not have "key person" life insurance policies covering any of our employees.

     We rely on Exodus Communications to host and maintain our systems. We rely on Exodus Communications to provide us with and maintain the facilities, power and climate control necessary to operate our computer hardware and software. If Exodus Communications fails to adequately host or maintain our systems, our services could be disrupted and our business and operating results could be significantly harmed. Exodus Communications currently provides these hosting and maintenance services for our computer hardware used to process travel-related transactions. Our agreement with Exodus Communications has a term of six months and is automatically renewable for additional six month terms. This agreement may be terminated by either party upon 60 days' notice to the other party.

     We incorporate software licensed from third parties and any defects or significant interruption in the availability of these products could harm our business. We rely on third-party software for the development of our products and services. For example, we use Netscape Enterprise Server to configure presentation layers of each unique Web site, and our platforms are based on commercially supported versions of the UNIX operating system. Some of the software we license from third-parties would be difficult to replace. This software may not continue to be available on commercially reasonable terms or at all. The loss or inability to maintain any of these technology licenses could result in delays in the sale of our services until equivalent technology, if available, is identified, licensed and integrated. Such delays could harm our business. We may not be able to replace the functionality provided by third-party software currently offered with our services if that software is found to be obsolete, defective or incompatible with future versions of our services or if that software is discontinued or upgraded in such a way that it becomes incompatible with our services. In addition, if this third-party software is not adequately maintained or updated it may become incompatible with our current services. The absence of, or any significant delay in, the replacement of third-party software could result in delayed or lost sales and increased costs and could harm our business and operating results.

     We may not be able to develop services that contain the features and functionality our customers demand. If we fail to accurately determine the features and functionality that our customers require and enhance our existing services or develop new services, our current and potential customers will not buy them. Any failure to develop services that contain the features and functionality our customers demand could harm our business and operating results. To date, we have designed our services based in large part on feedback from a limited number of current and potential customers. Therefore, the features and functionality of our services may not adequately satisfy future customer demands. Some of our customers may also require us to develop customized features or capabilities, which would increase our costs and consume our limited resources. In addition, we may not be able to develop customized features in a cost-effective manner.

     If we do not respond to rapid technological changes by introducing new services, our services could become obsolete and our business would be seriously harmed. The development of our services entails significant technical, financial and business risks. We may not be able to successfully implement new technologies or adapt our services to customer requirements or emerging industry standards. The Internet and electronic commerce are characterized by:

rapid technological change;
changes in user and customer requirements and preferences;
frequent new product and service introductions embodying new technologies; and
the emergence of new industry standards and practices.

     Any of these factors could render our services obsolete.

     If we fail to modify or improve our services in response to evolving industry standards, our services could rapidly become obsolete, which would harm our business and operating results. Uncertainties related to the timing and nature of new product announcements, introductions or modifications by vendors of operating systems, applications software and Internet browsers could harm our business and operating results.

     If the protection of our trademarks and other proprietary rights is inadequate, our business could be harmed. Our means of protecting our proprietary rights may not be adequate. We rely on trademark and copyright law, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to protect our proprietary rights. These legal protections afford only limited protection for our trade secrets and other intellectual property. In addition, effective patent, trademark, service mark, copyright and trade secret protection may not be available in every country in which we offer our services. Unauthorized parties may attempt to copy or otherwise obtain and use our solutions or technology and our competitors could independently develop similar technology.

     We have filed applications for United States trademark registrations for, among other trademarks, "GetThere," "Global Manager" and "FlightRez." We may not be able to secure these registrations. It is also possible that our competitors or others will adopt service names similar to ours, thereby impeding our ability to build brand identity and possibly leading to customer confusion. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. Therefore, we may be unable to prevent third-parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights.

     Policing unauthorized use of our intellectual property is difficult, and we cannot be certain that the steps we have taken will prevent misappropriation of our technology. Furthermore, litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets and domain names and to determine the validity and scope of the proprietary rights of others. If third-parties prepare and file applications in the United States that claim trademarks used or registered by us, we may oppose those applications and be required to participate in proceedings before the United States Patent and Trademark Office to determine priority of rights to the trademarks, which could result in substantial costs to us. Any litigation, arbitration or priority proceeding to protect our trademarks and other proprietary rights, even if not adverse, could result in substantial costs, diversion of development resources and diversion of technical and management personnel and could significantly harm our business and operating results.

     Our business may be harmed if we are found to infringe proprietary rights of others. Third-parties may claim infringement by us with respect to past, current or future proprietary rights. We expect that participants in our industry will be increasingly subject to infringement claims as the number of services and competitors in our industry segment grows. Any such claim, whether meritorious or not, could be time-consuming, result in costly litigation or arbitration and diversion of technical and management personnel or require us to develop non-infringing technology or to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us, or at all, and could significantly harm our business and operating results.

     We may be subject to potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of the terms GetThere, Global Manager, FlightRez or GT Exchange. Any claims or customer confusion related to our trademarks, or our failure to obtain trademark registration, would harm our business. We are aware of a pending trademark application in the European Union filed by a company for the mark GETTHERE!. We have discussed the rights related to this mark with this company, but we have not resolved this matter. If it is determined that this mark is validly held by this company, we may be unable to use the mark in the European Union, which could significantly harm our ability to expand our brand awareness and business operations in the European Union. We also use, and our customers use, trade names, trademarks and other similar intellectual property of travel suppliers on Web sites supported or hosted by us. This use may result in claims of infringement or misuse brought by the owners of this intellectual property. Any claims or disputes of this type may also damage the relationships we have with travel suppliers and preclude us from using travel supplier trade names and other intellectual property, either of which could significantly harm our business and operating results.

     If we engage in acquisitions, we will incur a variety of costs, and the anticipated benefits of the acquisition may never be realized. We have acquired and may in the future attempt to acquire businesses, technologies, services or products that we believe are a strategic fit with our business. No material acquisition is currently being pursued. The process of integrating an acquired business, technology, service or product may result in unforeseen operating difficulties and expenditures and may divert significant management attention from the ongoing development of our business, which could impair our relationships with our current employees, customers and strategic partners. Moreover, we may be unable to maintain uniform standards, controls, procedures and policies in connection with any acquisition, and we may fail to realize the anticipated benefits of any acquisition. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities and amortization expenses related to goodwill and other intangible assets, any of which could significantly harm our business and operating results.

     In addition, recent proposed changes in the Financial Accounting Standards Board rules for merger accounting may affect our ability to make acquisitions and harm our business results if we complete any acquisitions. For example, elimination of the "pooling" method of accounting for mergers could increase the amount of goodwill that we would be required to record if we merge with another company, which would significantly harm our future operating results. Furthermore, accounting rule changes that reduce the availability of write-offs for in-process research and development costs in connection with an acquisition could result in the capitalization and amortization of such costs and negatively impact our operating results in future periods.

     Year 2000 issues present technological risks, could cause disruptions to our business and could harm our sales. We may experience negative consequences from year 2000 problems, including material costs caused by undetected errors or defects in the technology used in our internal systems. Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these code fields will need to accept four digit entries to distinguish the year 2000 and 21st century dates from other 20th century dates. If we fail to adequately address year 2000 issues, or third-parties that maintain our systems, such as Exodus Communications, fail to adequately address year 2000 issues, we may be unable to provide services to our customers, which would be similar to experiencing a general Internet failure. Moreover, if our competitors do not experience similar year 2000 problems, we will be at a relative competitive disadvantage. This competitive disadvantage could result in:

delay or loss of revenues;
cancellation of customer contracts;
diversion of development resources;
diversion of technical and management personnel;
damage to our reputation;
increased service and warranty costs; and
litigation costs.

     Our internal systems, including those used to deliver our services, utilize third-party hardware and software which may contain year 2000 problems. In addition, the external systems on which we rely, such as computer reservation systems, may not be year 2000 compliant, which may significantly harm our business and operating results. If we discover that any of our systems need modification, or any of our third-party hardware and software is not year 2000 compliant, we will try to make modifications to our systems on a timely basis. We cannot assure you that we will be able to modify these products, services and systems in a timely, cost-effective or successful manner, and the failure to do so could significantly harm our business and operating results. See "Year 2000 Readiness" above.

     Software defects could impair our ability to provide our services to our customers. Complex proprietary technology like ours frequently contains defects or errors that may be detected only when the technology is in use. Further, we often render implementation, consulting and other technical services, which typically involve working with sophisticated software, computing and networking systems. From time to time, we experience software bugs, which disrupt our operations. We could fail to meet project milestones in a timely manner or meet customer expectations as a result of any defects or errors. Any defect or failure to meet project milestones for services could result in loss of or delay in revenues, loss of market share, failure to achieve market acceptance, diversion of development resources, harm to our reputation, increased insurance costs or increased service and warranty costs. To address these problems, we may need to expend significant capital and resources that may not have been budgeted, and such problems may divert technical and management personnel, which could significantly harm our business and operating results.

     Online security failures could harm our business and operating results. The secure transmission of confidential information over the Internet is a significant risk to electronic commerce, and any failure by us to provide effective security would lead to a loss of customers. Advances in computer capabilities, new discoveries in security technology, breakdowns in our security technology or other events or developments may result in a compromise or breach of the algorithms we use to protect customer and transaction data. Our servers are vulnerable to such security breaches, which could lead to interruptions in our business, delays in access to our solutions, loss of data or the inability to accept and confirm customer reservations. A third party that is able to circumvent our security systems could steal customer data or other confidential or proprietary information or cause interruptions in our operations or those of our customers, thus causing damage to our reputation and loss of customers. Security breaches could also expose us to a risk of loss or litigation and possible liability for failing to secure confidential or proprietary customer information. Our insurance coverage may not be adequate to reimburse us for losses caused by security breaches, and our security measures may not prevent security breaches. As a result, we may be required to expend a significant amount of financial and other resources to protect against security breaches or to alleviate any problems that they may cause. These issues may divert technical and management personnel. Security concerns and security breaches of our services, as well as the products and services of others, could significantly harm our business and operating results.

     Our systems are subject to external events that may impact our ability to conduct our business operations. Currently, some of our systems are located in leased facilities in Palo Alto, California and some are hosted by Exodus Communications in Santa Clara, California and Sterling, Virginia. Our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, break-in, earthquake and similar events. Palo Alto and Santa Clara are located on a primary fault line. We currently do not have a disaster recovery plan and do not carry sufficient business interruption insurance to compensate us for losses that may occur.

     Product liability claims could harm our business. Our customers utilize our services for their travel procurement and supply needs. Any errors, defects or other performance problems could result in financial or other damages to our customers and prompt them to bring a product liability claim against us. A product liability claim brought against us, even if unsuccessful, would likely result in substantial costs and diversion of resources, management and other personnel and could significantly harm our business and operating results.

     If we experience significant credit card fraud, we will incur increased costs. If we fail to adequately control fraudulent credit card transactions, our revenues and results of operations would be harmed because we do not carry insurance against this risk. Under current credit card practices, we are liable for fraudulent credit card transactions because we do not obtain a cardholder's signature.

     Our officers, directors and entities affiliated with our officers and directors beneficially own approximately 38% of our common stock. Our executive officers, directors and entities affiliated with our executive officers and directors, in the aggregate, beneficially own approximately 38% of our outstanding common stock as of December 20, 1999. If they act together, they will be able to influence matters requiring stockholder approval, including the election of directors and the approval of mergers or other business combination transactions. To the extent these stockholders can prevent the approval of a merger or acquisition, other stockholders may not be able to recognize a premium on their shares.

     United Air Lines and American Express will have significant influence over our management and business decisions. Covia, a wholly owned subsidiary of United Air Lines and the beneficial owner of approximately 30% of our common stock as of December 20, 1999, holds one share each of our series D1 and series D2 convertible preferred stock which provides Covia the right to elect two members to our board of directors. Consequently, Covia could have significant influence over our management and business decisions.

     American Express, the beneficial owner of approximately 15% of our common stock as of December 20, 1999, holds one share of our series D3 convertible preferred stock and has the right to elect one member to our board of directors.

     We are subject to anti-takeover provisions that could delay or prevent an acquisition of our company. Provisions of our certificate of incorporation, bylaws and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. As of the date of our initial public offering, we have implemented a classified board. In addition, some of our stockholders, including United Air Lines, American Express, and America West Airlines are subject to a standstill agreement preventing them from acquiring more than a specified percentage of our voting securities. This standstill agreement will have the effect of making it more difficult for these stockholders to acquire us.

     The price of our stock will be volatile. The market price for our common stock is likely to be highly volatile, particularly since the market for Internet-related stocks has experienced extreme price and volume fluctuations. We expect our stock price to be subject to wide fluctuations as a result of a variety of factors, including factors beyond our control. Such factors include:

actual or anticipated variations in our quarterly operating results;
announcements of technological innovations or new products or services by us or by our competitors;
publicity about our company, our services, our competitors or electronic commerce in general;
conditions or trends in the Internet and electronic commerce industries;
changes in the economic performance and/or market valuations of other Internet, electronic commerce or travel companies;
announcements by us or by our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
additions or departures of key personnel;
releases of lock-up or other transfer restrictions on our outstanding shares of common stock or sales of additional shares of common stock; and
potential litigation.

     Because of this volatility, it is likely that we will fail to meet the expectations of our stockholders at some time in the future, resulting in a decline in our stock price.

     We do not intend to pay any dividends. We have never declared or paid any cash dividends on our capital stock. We currently intend to retain any future earnings for funding growth and, therefore, do not expect to pay any dividends in the foreseeable future. In addition, our lending facilities contain certain restrictions on our ability to pay dividends.

Risks Related to the Electronic Commerce Market

     Our business depends upon online travel procurement achieving market acceptance. The online market for travel products and services is in its infancy. Any failure to achieve acceptance of our online travel services could significantly harm our business and operating results. We may not be able to convince a large number of businesses to utilize online travel procurement methods instead of traditional methods. Furthermore, businesses that have implemented our online services experience low adoption rates by their employees. Specific factors that could prevent widespread business acceptance of online travel procurement methods include:

competition from traditional travel procurement systems, such as travel agencies;
entrenched travel procurement systems;
failure to provide adequate customer service;
reliability of access to the Internet;
lack of security on the Internet; and
the development of Internet infrastructure and performance.

     As a result of such factors, we may not be able to gain commercial acceptance of our online travel services.

     Our revenues may decrease if Internet usage growth or Internet infrastructure development does not occur as projected. The use of the Internet as a means of transacting business is relatively new and has not been accepted by all customers in the markets we have targeted. As a result, the market may not accept products and services that rely on the Internet, such as ours. If the growth rate of Internet usage in our targeted markets is less than expected our revenues will suffer. The Internet as a means of conducting business may not continue to grow at a rate similar to its historical rate, if at all.

     In addition, the Internet may not be accepted as a viable long-term commercial marketplace for a number of reasons, including potentially inadequate development of the necessary network infrastructure or delayed development of enabling technologies and performance improvements. Our success will depend, in large part, upon third parties maintaining the Internet infrastructure to provide a reliable network backbone with the speed, data capacity, security and hardware necessary for reliable Internet access and services. The recent growth in Internet traffic has caused frequent periods of decreased performance. The infrastructure may not be able to support these demands and the performance and reliability of the Internet may decline. If outages or delays on the Internet occur frequently or increase in frequency, overall Internet usage including usage of our services could grow more slowly or decline. Our ability to increase the speed and scope of our services to customers is ultimately limited by and depends upon the speed and reliability of both the Internet and our customers' internal networks. Furthermore, changes in, or insufficient availability of, telecommunications services to support the Internet also could result in slower response times and adversely affect usage of the Internet generally and by our customers in particular. Consequently, the emergence and growth of the market for our services depends upon improvements being made to the entire Internet infrastructure as well as to our individual customers' networking infrastructures to alleviate overloading and congestion. If these improvements are not made, the ability of our customers to utilize our services will be hindered, which will significantly harm our business and operating results.

     Future regulation of the Internet may slow its growth, resulting in decreased demand for our solutions and increased costs of doing business. Laws governing the Internet remain largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and to what extent existing laws such as those governing intellectual property, privacy, libel and taxation apply to the Internet. In addition, the growth and development of the market for online commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, the result of which may be to impose additional burdens on companies conducting business online. The adoption or modification of laws or regulations relating to the Internet could significantly harm our business and operating results.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We develop products in the United States and market our products in North America and Europe. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. As all sales are currently made in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in cash equivalents and short-term instruments. Due to the short-term nature of our cash equivalents and investments, we believe that there is no material risk exposure. Therefore, no quantitative tabular disclosures are required.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings.

     None.

ITEM 2.  Changes in Securities and Use of Proceeds

(c)  Changes in Securities

During the quarter ended October 31, 1999 and prior to the closing of our initial public offering, we granted options to purchase 1,413,825 shares of common stock to employees, consultants, and other service providers of GetThere.com under our 1996 Stock Incentive Plan.

During the quarter ended October 31, 1999 and prior to the closing of our initial public offering, employees, consultants, and other service providers of GetThere.com exercised options for 245,406 shares of common stock.

The sale of these securities was deemed to be exempt from registration under the Securities Act of 1933 (the "Act") in reliance upon Section 4 (2) of the Act or Rule 701 promulgated under the Act.

On August 27, 1999, we issued a warrant to purchase up to 1,650,000 shares of our series C convertible preferred stock to Northwest Airlines, Inc. at an exercise price of $5.125 per share. There were no proceeds to GetThere.com from the issuance of this warrant. The exercise of this warrant is subject to the satisfaction of certain specified conditions prior to August 27, 2001.

On August 31, 1999, we sold 500,000 shares of series C convertible preferred stock to America West Airlines, Inc. at a purchase price of $2,562,500.

On October 6, 1999, we sold 500,000 shares of series E convertible preferred stock and a warrant to purchase of 500,000 shares of series E convertible preferred stock at $12.50 per share to America West Airlines at a purchase price of $6,250,000; 80,000 shares of series E convertible preferred stock to ITN Joint Venture at a purchase price of $1,000,000; 629,760 shares of series E convertible preferred stock to Meritech Capital Affiliates L.P. at a purchase price of $7,872,000; 10,240 shares of series E convertible preferred stock to Meritech Capital Partners L.P. at a purchase price of $128,000; 500,000 shares of series C convertible preferred stock to Air Canada at a purchase price of $2,562,500; and 200,000 shares of series E convertible preferred stock and a warrant to purchase 200,000 shares of series E convertible preferred stock at $12.50 a share to Air Canada at a purchase price of $2,500,000. On November 19, 1999, we repurchased all of the shares and warrants that we had sold to Air Canada.

On October 20, 1999 we sold 1,500,000 shares of series E convertible preferred stock and a warrant to purchase 1,136,821 shares of series C convertible preferred stock at $5.125 per share to Covia LLC at a purchase price of $18,750,000. On October 27,1999, we sold to American Express Travel Related Services Company, Inc. 875,423 shares of series C convertible preferred stock at a purchase price of $4,486,543, 2,121,076 shares of series E convertible preferred stock, a warrant to purchase 730,023 shares of series E convertible preferred stock at $21.00 per share, a warrant to purchase 730,023 shares of series E convertible preferred stock at $31.00 per share, one share of series D3 convertible preferred stock, and a warrant to purchase 375,000 shares of common stock at $16.50 per share, at an aggregate purchase price of $26,513,462.

As of the completion of our initial public offering each share of the preferred stock described above except the series D3 convertible preferred stock was converted into one share of our common stock, and all warrants to purchase preferred stock became exercisable to purchase a like number of shares of our common stock.

The sale of these securities was deemed to be exempt from registration under the Act in reliance upon Section 4 (2) of the Act or Regulation D promulgated under the Act.

(d)  Use of Proceeds

On November 29, 1999, GetThere.com completed the initial public offering of its common stock. The managing underwriters for the offering were Donaldson, Lufkin & Jenrette Securities Corporation, Salomon Smith Barney Inc., Bear Stearns & Co., Inc. and WR Hambrecht + Co. The shares of the common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a registration statement on Form S-1 (No. 333-87161) ("Registration Statement"). The Securities and Exchange Commission declared the Registration Statement effective on November 22, 1999.

The offering commenced on November 23, 1999 and terminated on November 29, 1999 after we had sold all of the 5,750,000 shares of common stock registered under the Registration Statement (including 750,000 shares sold in connection with the exercise of the underwriters' over-allotment option). The initial public offering price was $16 per share for an aggregate initial public offering of $91.4 million.

We paid a total of $5,880,000 in underwriting fees. The following table sets forth the estimated costs and expenses, other than underwriting discounts and commissions, incurred in connection with the offering. None of the amounts shown was paid directly or indirectly to any director, officer, or general partner of GetThere.com or their associates, persons owning 10% or more of any class of equity securities of GetThere.com or an affiliate of GetThere.com.

SEC registration fee	$ 49,000
Nasdaq National Market initial listing fee	95,000
NASD fee	8,000
Printing and engraving	663,000
Legal and accounting fees	1,365,000
Miscellaneous expenses	61,000

Total	$2,241,000

After deducting the underwriting discounts and commissions and the offering expenses the estimated net proceeds to GetThere.com from the offering were approximately $83,319,000. The proceeds have been invested primarily in short-term interest bearing securities and money market funds.

     The offering commenced on November 23, 1999 and terminated on November [29], 1999 after we had sold all of the 5,750,000 shares of common stock registered under the Registration Statement (including 750,000 shares sold in connection with the exercise of the underwriters' over-allotment option). The initial public offering price was $16 per share for an aggregate initial public offering of $92.0 million.

     We paid a total of $6,440,000 in underwriting fees. In addition, the following table sets forth the estimated costs and expenses, other than underwriting discounts and commissions, incurred in connection with the offering. None of the amounts shown was paid directly or indirectly to any director, officer, or general partner of GetThere.com or their associates, persons owning 10% or more of any class of equity securities of GetThere.com or an affiliate of GetThere.com.

SEC registration fee	$ 49,000
Nasdaq National Market initial listing fee	95,000
NASD fee	8,000
Printing and engraving	663,000
Legal and accounting fees	1,365,000
Miscellaneous expenses	61,000

Total	$2,241,000

     After deducting the underwriting discounts and commissions and the offering expenses, the estimated net proceeds to GetThere.com from the offering were approximately $83,319,000. The proceeds have been invested primarily in short-term interest bearing securities and money market funds.

ITEM 3.  Default Upon Senior Securities.

     None.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

    Part 11, Item 4

During the quarter ended October 31, 1999, the Company submitted the following matters to its shareholders by written consent:

     In August, 1999, the Company's shareholders approved an amendment to the Company's 1996 Stock Incentive Plan increasing the number of shares of Common Stock authorized for issuance thereunder by 5,000,000 shares. Holders of a majority of the 19,395,044 shares outstanding at that time gave their consent.

     On September 13, 1999, the Company solicited the consent of its shareholders for the adoption and approval of Amended and Restated Articles of Incorporation of the Company to among other things authorize the issuance of additional shares of the Company's capital stock as described in Item 2 above. The number of shares of each class and series outstanding was as follows (of which a majority of the holders of each class and series of stock outstanding voted to approve the action):

Shares Outstanding
Series A Convertible Preferred Stock	3,705,991
Series B Convertible Preferred Stock	3,914,448
Series C Convertible Preferred Stock	4,610,875
Common Stock	7,754,148

    On October 13, 1999, the Company's shareholders approved (i) an amendment to the Company's Articles of Incorporation to include an antidilution provision and (ii) an amendment to the Company's Bylaws providing for an increase in the authorized number of directors of the Company to and fixing the number of directors at, eleven. The number of shares of each class and series outstanding was as follows (of which the required majority of Series C Preferred, 66 2/3% of Series E Preferred, and majority of all outstanding shares of Common Stock and Preferred Stock voting together as a separate class voted to approve the action):

Shares Outstanding
Series A Convertible Preferred Stock	3,705,991
Series B Convertible Preferred Stock	3,914,448
Series C Convertible Preferred Stock	4,610,875
Series D3 Convertible Preferred Stock	1
Series E Convertible Preferred Stock	1,420,000
Common Stock	7,814,848

    On October 29, 1999, the Company's shareholders approved an Agreement and Plan of Merger the effect of which was to reincorporate the Company in Delaware. The number of shares of each class and series outstanding was as follows (of which the required majority of outstanding shares of Series A Preferred, Series B Preferred, Series C Preferred, Series D3 Preferred, Series E Preferred Stock (with each Series voting as a separate class) and the required majority of outstanding shares of common stock voted to approve the action):

Shares Outstanding
Series A Convertible Preferred Stock	3,705,991
Series B Convertible Preferred Stock	3,914,448
Series C Convertible Preferred Stock	5,286,298
Series D3 Convertible Preferred Stock	1
Series E Convertible Preferred Stock	3,561,077
Common Stock	7,862,681

     Also on October 29, 1999 the Company asked its shareholders to approve a form of Indemnification Agreement for the Company's officers and directors. The required majority of disinterested shares outstanding voted to approve the form of Indemnification Agreement.

ITEM 5.  Other Information.

     None.

ITEM 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

Exhibit No.	Description

2.1**	Form of Agreement and Plan of Reincorporation.
3.1**	Amended and Restated Certificate of Incorporation of the Registrant.
3.2**	Amended and Restated Bylaws of the Registrant, incorporated herein by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-1 (File No. 332-87161).
4.1**	Amended and Restated Investors' Rights Agreement.
4.2**	Specimen Certificate of the Registrant's common stock.
10.1**	Form of Indemnification Agreement entered into between the Registrant and its directors and officers.
10.2**	1996 Stock Incentive Plan (as amended and restated on February 16, 1999).
10.3**	1999 Stock Incentive Plan.
10.4**	1999 Directors' Stock Option Plan.
10.5**	1999 Employee Stock Purchase Plan.
10.6**	Employment Agreement between Gadi Maier and the Registrant, dated January 11, 1999.
10.7**	Employment Agreement between Eric Sirkin and the Registrant, dated November 16, 1998.
10.8**	Employment Agreement between Kenneth R. Pelowski and the Registrant, dated March 25, 1999.
10.9**	Employment Agreement between Richard D.C. Whilden and the Registrant, dated March 1, 1999.
10.10**	Commercial Lease Agreement for facility at 445 Sherman Avenue, Palo Alto, California.
10.11**	Commercial Lease Agreements (as amended) for facilities at 451 Sherman Avenue, Palo Alto, California.
10.12**	Commercial Lease Agreement for facility at 453 Sherman Avenue, Palo Alto, California.
10.13**	Gross Lease and Amended Sublease for facility at 390 Cambridge Avenue, Palo Alto, California.
10.14**	Commercial Lease Agreement for facility at 4045 Campbell Avenue, Menlo Park, California.
10.15**	Commercial Lease Agreement for call center facility in Fort Lauderdale, Florida.
10.16**+	Services Agreement between United Airlines and the Registrant.
10.17**+	Subscriber Services Agreement between Apollo Galileo USA Partnership and the Registrant.
10.18**+	Web Services and Travel Agreement between American Express and the Registrant.
10.19**	Amended and Restated Shareholders Agreement.
10.20**	Standstill and Bring Along Agreement between American Express and the Registrant.
10.21**	Master Lease Agreement between Comdisco, Inc. and the Registrant.
10.22**	Master Equipment Lease between Phoenix Leasing, Inc. and the Registrant.
10.23**	General Security Agreement between Imperial Bank, Inc. and the Registrant.

10.24**	Form of Warrant issued to Comdisco, Inc. by the Registrant.
10.25**	Form of Warrant issued to Phoenix Leasing, Inc. by the Registrant.
10.26**	Form of Warrant issued to Imperial Bank, Inc. by the Registrant.
10.27**	Form of Warrant which may be issued to Covia by the Registrant.
10.28**	Form of Nonstatutory Stock Option Agreement issued to Covia by the Registrant.
10.29**	Form of Warrant issued to Covia by the Registrant.
10.30**	Form of Warrant issued to Northwest Airlines by the Registrant.
10.31**	Form of Warrant issued to America West Airlines by the Registrant.
10.32**	Form of Warrant issued to Air Canada by the Registrant.
10.33**	Form of Warrant issued to American Express for 730,023 shares of preferred stock by the Registrant.
10.34**	Form of Warrant issued to American Express for another 730,023 shares of preferred stock by the Registrant.
10.35**	Form of Warrant issued to American Express for 375,000 shares of common stock by the Registrant.
10.36**	Internet Data Center Services Agreement between Exodus Communications, Inc. and the Registrant.
10.37**+	FlightRez Agreement between Northwest Airlines and the Registrant.
10.38**+	Services Agreement between America West Airlines and the Registrant.
23.1**	Consent of PricewaterhouseCoopers LLP, independent accountants.
24.1**	Power of Attorney.
27.1	Financial Data Schedule.

---------------------

**	Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (File No. 333-87191) of GetThere.com, Inc., declared effective on November 22, 1999.
+	Confidential treatment requested as to certain portions of these exhibits.

(b)	No reports on Form 8-K have been filed with the Securities and Exchange Commission during the three months ended October 31, 1999.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GETTHERE.COM, INC.

Date: January 3, 2000	By: /s/ Kenneth R. Pelowski

Kenneth R. Pelowski
Chief Operating Officer and
Chief Financial Officer

Date: January 3, 2000	By: /s/ David B. Breyfogle

David B. Breyfogle
Vice President, Finance
(Chief Accounting Officer)