Form 10-K
period 2000-01-31
GETTHERE COM
filed 2000-04-21
CIK 1094202

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2000

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO _____________

Commission file number 000-28105

GetThere.com, Inc.
(Exact name of Registrant as Specified in its Charter)

Delaware	94-3353973
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

4045 Campbell Avenue
Menlo Park, California    94025
(Address of Principal Executive Offices including Zip Code)

(650) 752-1500
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, $0.0001 PAR VALUE
(Title of Class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [     ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.4054 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

      The aggregate market value of the voting stock held by non-affiliates of the registrants, based upon the closing price of the Common Stock on April 12, 2000, as reported on NASDAQ National Market was approximately $390,006,623. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliates status is not necessarily a conclusive determination for other purposes.

      The number of shares of the Registrant's Common Stock outstanding on April 12, 2000 was 32,842,663.

DOCUMENTS INCORPORATED BY REFERENCE

      Certain information required by Part III is incorporated by reference from GetThere.com's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for GetThere.com's fiscal 2000 Annual Meeting of Stockholders (the "Proxy Statement").

      Certain Exhibits and appendices filed with the Registration Statement on Form S-1 (File No. 333-87161), as amended, are incorporated by reference into Part IV of this Form 10-K where indicated.

GetThere.com, Inc.

2000 ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

PART I

Item 1. Business

Item 2. Properties

Item 3. Legal Proceedings

Item 4. Submission of Matters to a Vote of Security Holders

Item 4A: Executive Officers of the Registrant

PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

Item 6. Selected Consolidated Financial Data

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 7A. Quantitative and Qualitative Disclosures About Market Risks

Item 8. Consolidated Financial Statements and Supplementary Data

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

PART III

Item 10. Directors and Executive Officers of the Registrant

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management

Item 13. Certain Relationships and Related Transactions

PART IV

Item 14. Exhibits, Consolidated Financial Statement Schedules and Reports on Form 8-K

Signatures

GetThere.com, Inc.

Forward-Looking Statements

In addition to historical information, the information in this Annual Report contains forward-looking statements. Words such as "may", "will", "should", "estimate", "predict", "potential", "continue", "strategy", "believe", "anticipate", "plan", "expect", "intend" and similar expressions are intended to identify forward-looking statements. These statements are based upon current expectations that involve risks and uncertainties, and our actual results and the timing of certain events may differ significantly from the results discussed in forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in Item 1, including the section "Risk Factors", and in Item 7, below, "Management's Discussion and Analysis of Financial Condition and Results of Operation". Readers should not place undue reliance on these forward-looking statements, and we undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers are urged to also review the risk factors contained in other documents filed with the Securities and Exchange Commission ("SEC") from time to time, including our Quarterly Reports on Form 10-Q to be filed in fiscal year 2001.

PART I

Item 1. Business

GetThere.com (or "GetThere") is a leading provider of Internet-based business-to-business travel procurement and supply solutions. Our primary customers include Fortune 500 Businesses such as Boeing, Kodak and Hewlett- Packard, and many of the largest airlines such as United Air Lines, Northwest Airlines and America West Airlines. The GetThere Exchange, which is our fully hosted transaction processing service, allows corporations to research, reserve and ticket the lowest available airfares, hotel rates and rental car rates from a web-based browser; enforce compliance with corporate policies; and reduce fees paid to travel agencies. The GetThere Exchange allow airlines to establish online direct sales and marketing to consumers, sell distressed inventory, automate redemption of frequent flier miles over the internet and reduce overall processing costs. We also provide access to the GetThere Exchange to electronic commerce and content providers that enable them to sell travel products and services over the Internet. We derive our revenues primarily from transaction fees, which we charge to corporations, airlines and electronic commerce providers each time an airline ticket is purchased or a travel reservation is made on our Exchange.

Our objective is to be the leading provider of Internet-based travel procurement services in the business-to-business e-commerce market, then expand our hosted services to corporations and travel suppliers into other indirect goods and services. Our strategy to achieve this objective is to expand our customer base both domestically and internationally, demonstrate to our customers the significant efficiencies and cost savings that they achieve using our services, deliver world-class support and system availability, then expand our service offerings into areas that we can provide substantial efficiencies and cost savings.

Industry Background

Growth of Electronic Commerce

The Internet is dramatically changing the way businesses communicate, share information and conduct commerce. Forrester Research estimates that the business-to-business electronic commerce market in the United States will grow from $43.0 billion in 1998 to $1.3 trillion in 2003. Internet-based services enable companies to increase revenues, lower costs and improve profitability by enabling one-to-one marketing, increasing customer acquisition opportunities, and streamlining business processes, such as the internal procurement and supply of indirect goods and services.

Procurement and Supply of Indirect Goods and Services

Indirect goods and services include travel, entertainment, information technology, telecommunications equipment, professional services and office supplies and equipment. Killen & Associates, a research firm, estimates that indirect goods and services expenditures are the largest segment of corporate expenditures, representing approximately 33% of a typical company's total revenues.

We believe the process of procuring and supplying indirect goods and services is plagued by numerous inefficiencies, including:

  multiple layers of intermediaries, such as agents and distributors, which lead to higher costs and indirect communication between businesses and suppliers;
  the inability to monitor compliance with corporate procurement policies, including the inability to control "rogue purchasing," which occurs when personnel do not follow internal purchasing guidelines;
  the inability to maximize economies of scale by enforcing purchasing through preferred suppliers; and
  labor-intensive processes which result in higher costs and lower employee productivity.

Travel Procurement and Supply Market

In 1998, there were approximately 1.4 billion total airline passengers worldwide as reported by the International Airtransport Association. According to the American Express 1998 Survey of Business Travel Management, U.S. business expenditures for airline tickets, car rentals and lodging exceeded $122 billion in 1998. According to the same survey, businesses in the U.S. completed approximately 154 million air travel transactions in 1998, representing expenditures of approximately $73 billion. Forrester Research estimates that travel was the second largest spending category for online business-to-business services in 1999, representing approximately 23% of this market.

In general, businesses purchase travel-related goods and services through a traditional procurement channel that involves numerous intermediaries including travel agents, computer reservation systems and credit card issuers. We believe the involvement of these intermediaries creates numerous inefficiencies and makes it difficult for businesses to obtain complete and timely information regarding their travel expenditures. Consequently, businesses often experience difficulty:

  negotiating favorable contracts with preferred travel suppliers;
  monitoring employee compliance with corporate procurement policies, including controlling "rogue purchasing," which occurs when personnel do not follow internal purchasing guidelines; and
  directing purchases to preferred travel suppliers to take advantage of negotiated contracts and volume discounts.

In addition, these intermediaries increase transaction costs by charging fees in connection with each purchase or reservation, with travel agency fees often representing a majority of these costs. For example, we believe the purchase of a single $500 airline ticket by a business generally includes a computer reservation system fee of approximately $10 and a credit card processing fee of approximately $10. In addition to the $500 ticket price, we believe that the business also generally pays a travel agency fee of approximately $40 to $60.

Travel suppliers also incur significant costs and lost revenue opportunities due to the control by intermediaries of valuable transaction and customer information. In particular, the existence of multiple intermediaries often limits the ability of travel suppliers to effectively:

  establish one-to-one personalized relationships with travelers;
  minimize excess capacity, such as unsold airline seats and empty hotel rooms; and
  maximize the effectiveness of affinity programs.

Furthermore, the traditional travel procurement and supply process is labor intensive, resulting in lower employee productivity and higher costs for both businesses and travel suppliers. Deloitte & Touche estimates that the procurement process for the purchase of a single airline ticket by a business involves at least three people and takes an average of 46 minutes. Due to the complexity and inefficiency inherent in this process, we believe that businesses and travel suppliers will increasingly utilize Internet-based services to reduce inefficiencies and costs.

Opportunity for an Internet-Based Travel Procurement and Supply Service

Forrester Research estimates that online business travel expenditures will grow from $5 billion in 2000 to $20 billion in 2004. This is a significant market opportunity for a comprehensive Internet-based service that reduces the inefficiencies in the travel procurement and supply process for businesses and travel suppliers. This service should facilitate the distribution of travel-related goods and services and provide businesses and travel suppliers with tools for the complete and timely analysis and reporting of travel-related information. Furthermore, the service should be easy to implement and compatible with businesses' and travel suppliers' existing technology.

The GetThere Exchange

We provide fully-managed travel reservation and booking services that enable businesses and travel suppliers to reduce current inefficiencies in the travel procurement and supply process. We manage the applications, operating systems, hardware servers and telecommunications on our premises and at third party sites. Corporate customers access these services, which we call the GetThere Exchange, through a web-based browser that sits behind the corporations' secure Intranet firewall. Our services can operate independently of third-party travel agencies and are not dependent on any single computer reservation system.

Our services use our proprietary technology to provide businesses, suppliers and travelers with the ability to:

  create profiles reflecting travel preferences;
  access airline, car rental and hotel information and availability;
  access their privately negotiated or publicly available pricing;
  create and ticket travel reservations;
  access travel-related information such as news, weather and maps; and
  collect and analyze travel data.

The GetThere Exchange is designed to enable businesses with significant travel expenditures to reduce travel costs, increase employee productivity and analyze and report travel data. The GetThere Exchange is also designed to enable travel suppliers, such as airlines, to increase revenue opportunities, reduce costs and enhance customer service. In addition, we provide a service that is designed to enable Internet-based content and electronic commerce providers and travel agencies to offer travel-related goods and services over the Internet.

Benefits to Businesses

Reduce costs. The GetThere Exchange utilizes the Internet to further automate the travel procurement process and decrease the role of intermediaries. Our service is designed to enable businesses to significantly reduce travel-related costs, such as travel agency fees, by reducing the number of people and the time involved in processing travel-related transactions. In addition, our service is designed to lower travel costs by selecting the lowest available fares and enforcing the use of preferred travel suppliers and negotiated rates. The GetThere Exchange also provides data analysis and reporting features that enable businesses to enforce corporate travel policies and facilitate the negotiation of favorable contracts with preferred travel suppliers. The ability to monitor travel-related purchases also helps businesses control against rogue purchasing, which generally accounts for a significant portion of travel expenditures.

Increase productivity. The GetThere Exchange is designed to enable businesses to increase productivity by streamlining their internal travel procurement processes. We believe that by automating the travel procurement process, our service enables businesses to reduce the amount of time it takes to execute travel transactions and reduce the number of individuals involved. Also, we increase convenience for business travelers, who can use our services to procure travel-related goods and services, 24 hours a day, seven days a week, 365 days a year.

Provide real-time data analysis and reporting. The GetThere Exchange is designed to enable businesses to collect, analyze and report on their current and historical travel data for both online and agency-generated reservations. Businesses can utilize this information for planning and strategic purposes, including negotiating volume discounts with travel suppliers. The GetThere Exchange also allows businesses to analyze useful real-time metrics, such as cost per mile, compliance with travel policies and adoption rates of online travel technologies. The GetThere Exchange provides online access to this information in a variety of customer-specific, user-friendly formats.

Benefits to Travel Suppliers

Increase revenue opportunities. Our GetThere Exchange is designed to provide travel suppliers with an Internet-based sales channel enabling them to directly interact with travelers using the Internet, 24 hours a day, seven days a week, 365 days a year. This service provides travel suppliers with the information needed to build traveler profiles, to analyze traveler usage patterns and preferences and to develop one-to-one personalized relationships. These relationships enable travel suppliers to market directly to their customers by publishing, distributing and selling special online-only promotional fares directly to them. In addition, the traveler information we provide is designed to enhance travel suppliers' ability to sell unused capacity to targeted travelers, resulting in increased revenues and improved inventory management.

Reduce sales and distribution costs. The GetThere Exchange is designed to enable travel suppliers to reduce sales and distribution costs by allowing them to sell directly to travelers over the Internet, thereby reducing or eliminating travel agency fees. By further automating their reservation processes, travel suppliers can reduce the high labor costs inherent in traditional processes. In addition, travel-related information can be distributed online, thereby reducing the costs of printing and distribution.

Enhance customer service and increase customer loyalty. The GetThere Exchange is designed to enable travel suppliers to provide their customers with real-time access to travel information, including current flight information, historical reservation bookings, flight status updates and seat maps. Additionally, the GetThere Exchange can be adjusted to provide other useful travel-related information, such as news, weather, maps, driving directions, hotel locations and other destination information. In addition, our services can be customized to allow travelers to join a travel supplier's customer loyalty program, obtain account balances and redeem award travel online. We believe these features enhance customer service and increase customer loyalty. Furthermore, our services can be customized to enable travel suppliers to provide their customers with the ability to make other airline, car rental and hotel reservations so that travelers can book an entire travel itinerary from the travel supplier's Web site.

Benefits to Internet-based Content and Electronic Commerce Providers and Travel Agencies. We also provide our services to Internet-based content and electronic commerce providers and travel agencies that want to offer travel-related goods and services online. Our services allow these companies to offer travel reservation capabilities to attract more visitors and generate new travel- related revenues. In addition, our service allows travel agencies to extend their existing sales channel. Our service offers a variety of completely outsourced and hosted capabilities, including online booking, transaction processing, traveler support, and ticket fulfillment and delivery. Our service is designed to enable our customers to quickly and easily add online travel capabilities to their Web sites.

Our Strategy

Our objective is to be the leading provider of Internet-based business-to-business procurement and supply services for travel and other indirect goods and services. Key elements of our strategy include:

Expand our customer base. Our current marketing activities focus on advertising in trade publications and participating in trade shows. We intend to continue to build our sales and marketing capabilities by adding personnel and conducting marketing campaigns that strengthen our brand and increase our penetration of businesses with significant travel expenditures, travel suppliers and potential Internet-based companies. We target customers that purchase or supply large volumes of travel-related goods and services and that are increasingly using the Internet as a business tool. We intend to provide these customers with high-quality transaction processing capabilities, data analysis and reporting tools and customer support. In addition, we intend to leverage our strategic partners and indirect sales channels, such as American Express, in order to generate new customers.

Increase adoption rates of our services by our business customers. We provide professional services that are designed to help our business customers develop internal programs to increase adoption rates of our GetThere Exchange. GetThere and our business customers understand that increasing adoption rates results in increased savings to the business, as well as increased transaction revenues for GetThere. We are working with our business customers to implement loyalty programs designed to encourage travelers to use our service. In addition, we intend to enhance the content and information available through our service such as providing improved directions and maps, and more up-to-date information to further improve the user experience and increase customer retention.

Aggressively pursue other travel markets. We currently have a sales office in the United Kingdom that has conducted market development activities in Europe and is focused on supporting existing customers. We intend to grow our sales and marketing capabilities to target the substantial opportunities represented by small-to-medium sized businesses and seek new customers in international markets. In addition, we will continue to pursue strategic relationships to accelerate our penetration of these markets. For example, our agreement with American Express makes us the preferred provider of Internet- based travel procurement services for their small, middle and international markets.

Further develop our technology and operation infrastructure. Our architecture is designed to be reliable and scalable and is flexible to meet the specific needs of a customer in order to meet the evolving demands of the travel procurement and supply market. We intend to continue to develop additional features and functionality.

Leverage technology and relationships into markets for other indirect goods and services. We believe that the architecture of our travel procurement and supply services is extendable to markets for other indirect goods and services. For example, we may provide Web sites through which companies, such as telecommunications and information technology companies, can supply their goods and services. We believe that the relationships we have developed with our business customers will enable us to extend our services into markets for other indirect goods and services and provide us with significant cross-selling opportunities.

Services

The applications, operating systems, hardware and telecommunications lines that comprise the GetThere Exchange are fully managed by GetThere, can be readily deployed from a limited number of users to a large number of users, can be easily adjusted to meet the specific needs of a customer and allow our customers the freedom to select their preferred computer reservation system and travel agency.

Corporations: The GetThere Exchange is a full service Internet-based travel reservation and airline ticket purchasing service for businesses. This service combines sophisticated cost, supplier and travel policy management features with an easy to follow, user-friendly interface. Our service is adjustable to add our customers' corporate travel policies, which typically include travel class options, travel supplier preferences, hotel room rates and car rental prices.

The GetThere Exchange provides corporate travel managers with the capability to easily:

  change computer reservation systems;
  change, update and enforce multi-level corporate travel policies;
  view current status of volume-based negotiated contracts;
  specify preferred and non-preferred vendors;
  enforce use of preferred vendors and negotiated rates;
  generate travel reports in a variety of formats;
  analyze current and historical travel activity for online and travel agency-generated reservations;
  monitor traveler use and purchasing behavior;
  determine ticketing methods based on time and cost saving criteria; and
  duplicate their intranet travel web site and customize it for selected segments of their travelers.

The GetThere Exchange provides a corporation's travelers with the capability to easily:

  book a complete travel itinerary, including airlines, hotels and car rentals;
  save profiles and preferences;
  adjust itineraries as travel plans change;
  view real-time airline seat maps and reserve a specific seat;
  receive customized maps and driving directions based on their travel itineraries;
  review previous travel itineraries;
  compare and choose ticket prices;
  make reservations for multiple travelers;
  comply with corporate travel policies; and
  receive notification via their cell phone or pager of flight delays or cancellations.

Travel Suppliers. The GetThere Exchange is an Internet-based airline ticket purchasing and travel reservation service for travel suppliers. This service allows travel suppliers to serve travelers directly from the travel suppliers' Web sites. Our Exchange allows a travel supplier to selectively present fares, integrate programs designed to promote customer loyalty, and provide traveler support, 24 hours a day, seven days a week, 365 days a year. In addition, the GetThere Exchange allows the flexibility to design a Web site in accordance with the design specifications of the travel supplier.

The GetThere Exchange enables the travel supplier to offer:

  a customer-specific user interface;
  reservation capabilities for multiple airlines, hotels and car rental agencies;
  a low-fare search engine which allows travelers to compare prices;
  discounted fares and sales promotions;
  targeted direct marketing campaigns through e-mail;
  electronic-ticketing capabilities;
  real-time seat maps for selection and reservation of specific seats;
  maps and driving directions based on travelers' itineraries; and
  access to previous travel itineraries.

Professional Services. Our professional services organization provides the following services:

  design, customization, implementation and maintenance of our travel procurement and supply services;
  training and education programs designed to promote enterprise-wide adoption of our services; and
  technical support, implementation of product upgrades, and integration of added functionality to meet our customers' evolving needs.

Traveler Support. We provide ticket printing and delivery and telephone support to travelers. Our objective is to assist travelers in resolving any technical, functional or travel-related questions 24 hours a day, seven days a week, 365 days a year. This support is provided from traveler support centers located in Menlo Park, California and Fort Lauderdale, Florida.

Customers

We primarily target businesses with significant travel expenditures, travel suppliers and Internet-based content and electronic commerce providers and travel agencies.

Corporations. The table below represents our largest business customers as measured by fees paid to us over the twelve months preceding January 31, 2000:

American Management Systems Nabisco

Boeing Nike

Chevron PeopleSoft

Cisco Systems PricewaterhouseCoopers

Credit Suisse First Boston Quixtar

Hewlett-Packard State Farm Insurance

Institute of Electrical and Electronics Engineers Tektronix

Kirkland and Ellis Texas Instruments

Kodak Toyota

Lucent Technologies Xerox

Travel suppliers and Internet-based customers. Our top five travel supplier customers, as measured by fees paid to us over the twelve months preceding January 31, 2000, are All Nippon Airways, Lauda Airlines, National Airlines, United Air Lines and Virgin Atlantic Airways. We have already developed a Web site for Northwest Airlines through which Northwest Airlines intends to offer low fare tickets. We are also developing America West Airlines' Web site.

Agreement with American Express

On September 14, 1999, we entered into an agreement with American Express under which American Express has agreed to promote and market our Internet-based travel procurement services to their customers and potential customers. These promotional and marketing efforts will include the placement of our name on American Express' travel-related Web sites and in American Express' promotional and marketing materials. Once we have completed development according to American Express' specifications, American Express will market these services to large, middle market and small business customers as well as consumers as described below:

  Large businesses with the highest volumes of corporate air travel expenditures: American Express will promote and vigorously market, except in the United Kingdom and Germany, our services to at least 30% of a specified list of the world's largest companies during the first year, increasing to 37.5% of these companies in the second year and 45% of these companies in the third year.
  Middle market businesses: American Express will promote and vigorously market our services for a period of three years.
  Small businesses: American Express will exclusively use our services on its Web sites targeting small businesses for a period of three years.
  Consumers: Effective January 27, 2000, American Express is exclusively using our services on its Web sites targeting consumers for a two-year period. In addition, commencing January 27, 2000, we transferred the rights to the domain names, www.itn.net and www.itn.com, our consumer- oriented Web site, and the associated customer information, to American Express.

Sales and Marketing

We market and sell our services to our customers primarily through a direct sales force with offices in the United States and the United Kingdom. Our target customers include businesses with significant travel expenditures, travel suppliers and other customers. For potential business customers, our sales efforts generally target the chief financial officer, the chief information officer and the corporate travel manager. Within travel suppliers, we generally target the officer responsible for distribution and the chief information officer. The centralization of travel procurement decisions allows us to penetrate most businesses on an enterprise-wide basis, which enables us to grow our revenues with a smaller sales force than would otherwise be possible. In addition, we believe that the relationships that we develop with senior executives through the sales process will facilitate our ability to extend our services into markets for other indirect goods and services.

Our sales and marketing activities are aimed at educating customers and potential customers about the advantages and potential cost savings of our services. Our marketing program includes our Web site, seminars, direct mailings, trade shows, advertising and public relations events. Our marketing organization assesses industry trends and analyzes customer and industry feedback in order to help provide product direction to our development organizations. We collect data directly from customer visits and our sales force, as well as through customer advisory meetings, forums and participation in industry trade organizations. In addition, we work with some of our customers to promote our services to others. For example, United Air Lines has promoted our services to its Star Alliance partners and American Express has agreed to sell and promote versions of our services.

Technology

Our travel procurement and supply services incorporate proprietary technology and technology licensed from third parties. Our services are designed to be highly adjustable and scaleable--in other words, readily deployable to a limited number of users or to a high volume of users. All of our services use our proprietary technology. Our GetThere Exchange combines a proprietary database of information relating to travel services, individual traveler preferences, and company-specific travel information, with connectivity to computer reservation services, travel suppliers and the Web sites that customers use to access our services.

Highly adjustable architecture. As of January 31, 2000 we hosted more than 250 travel booking Web sites running similar executable application codes configured for a customer's set of business rules and the appearance and navigation of the customer's Web site. This system can be rapidly deployed and adjusted for each customer. The architecture relies on a three-layer system design, which enables the customization of each Web site. The presentation layer is served by Apache SSL Server software with the dynamic rendering of Web pages done by a combination of a proprietary command language/interpreter, HTML and Javascript. Most of the business logic rules in the application layer can be readily adjusted by either our personnel or by our customers. All adjustment is done with special security access through a Web browser. The data layer is managed in either a commercial relational or a proprietary database, depending on the nature of the database records.

Scalable platforms. In order to design a highly scalable and reliable environment, we use only commercially supported versions of the Unix operating system. All application and Web servers run on Sun Microsystem's Solaris and Hewlett Packard's HP-UX operating systems. We continually evaluate our capacity needs to better meet customer demand for scalability.

Data center operations. In addition to our data center in Menlo Park, California, we have data centers at Exodus Communications' facilities in Santa Clara, California and Sterling, Virginia. Communication between the two Exodus centers takes place across a fiber optic line. This network design enables automatic switching of data paths in the event of an outage on one of the network switches. Routers enable our customers to access these data centers through either the Internet, a dedicated T1 line or other leased-line circuits. We balance traffic across the various Web servers and across these data centers.

Development methodology. Our services are developed using commercially available compilers, debuggers and profiling tools. All of our releases are preceded by a rigorous testing process. In addition, we schedule and release upgrades to our services on a regular basis.

We currently license third-party technology and will continue to evaluate third-party technology for integration into our services. For example, we license data analysis and reporting software from Cognos, Inc. for our services.

Competition

The market for Internet-based travel procurement and supply services is new, intensely competitive and rapidly evolving and we expect competition to intensify in the future. Increased competition is likely to result in price reductions, reduced gross profits and loss of market share, any of which could harm our revenues and results of operations. We currently or potentially may, compete with a variety of companies. Our primary competition currently comes from or is anticipated to come from companies in the following categories:

  providers of online travel products and services to businesses, such as Amadeus Global Travel Distribution SA, Oracle Corporation's eTravel, Sabre BTS and Sight & Sound Software, Inc.;
  providers of online travel products and services to consumers, such as Priceline.com, expanding its market to connect the business-to-business market online;
  other online providers of indirect goods and services such as Ariba and Commerce One; and
  traditional travel service providers, including travel agencies such as Expedia, Inc. and Travelocity.com.

We believe the principal factors on which we compete include:

  cost effectiveness of our services;
  flexibility to operate with multiple travel agencies and computer reservation systems;
  ease of implementation and customization;
  data analysis and reporting capabilities;
  traveler and technical support;
  convenience and ease of use;
  selection of services; and
  reliability and speed of fulfillment.

Some of our competitors and potential competitors have longer operating histories and significantly greater financial resources and name recognition than we do and may enter into strategic or commercial relationships with larger, more established and well-financed companies. In addition, many of these companies may have more technical and marketing personnel, and more established customer support and professional services organizations than we do. Furthermore, as new participants enter the online travel procurement and supply market, we will face increased competition. Potential competitors, such as online providers of indirect goods and services, may incorporate online travel-related services into their existing product offerings. It is also possible that new competitors or alliances among our competitors may emerge and rapidly acquire significant market share. Our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements than we can, which could cause our services to become less compelling.

Intellectual Property and Other Proprietary Rights

We depend on our ability to develop and maintain the proprietary aspects of our technology. To protect our proprietary technology, we rely primarily on a combination of contractual provisions, confidentiality procedures, trade secrets and patent, copyright and trademark laws.

We seek to protect our trade secrets through a number of means, including but not limited to, requiring those persons with access to our proprietary information, including all of our employees and consultants, to execute confidentiality agreements with us and restricting access to our source code, trade secrets and other intellectual property. We seek to protect our services, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. We cannot assure that any of our proprietary rights will be viable or of value in the future since the validity, enforceability and type of protection of proprietary rights in Internet-related industries are uncertain and constantly evolving.

We presently have one U.S. patent application pending and we expect to file more in the near future. It is possible that any pending or future patents, if issued, may be successfully challenged, or that no patents will be issued from our pending patent application. It is also possible that we may not develop proprietary services or technologies that are patentable, that any patent issued to us may not provide us with any competitive advantages, or that the patents of others will seriously harm our ability to do business.

We have filed trademark applications in the United States and in the European Union for "GetThere". These applications are subject to review by the applicable governmental authority, may be opposed by private parties and may not be issued. In addition, any claims or customer confusion related to our trademark, or our failure to obtain trademark registration, would harm our business and operating results. We are aware of a pending trademark application in the European Union filed by a company for the mark GETTHERE!. We have discussed the rights related to this mark with this company and have not resolved this matter. If it is determined that the mark is validly held by this company, we may be unable to use the mark in the European Union, which could significantly harm our ability to expand our brand awareness in the European Union.

We rely on technology that we license from third parties, including software that is integrated with internally developed software and systems. If we are unable to continue to license any of this software on commercially reasonable terms, we will face delays in releases of our software until equivalent technology can be identified, licensed or developed, and integrated into our current services. These delays, if they occur, could seriously harm our business.

Despite our efforts to protect our proprietary rights, unauthorized parties may copy aspects of our services or obtain and use information that we regard as proprietary. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States. Our means of protecting our proprietary rights may not be adequate and our competitors may independently develop similar technology, duplicate our services or design around patents issued to us or our other intellectual property.

There has been a substantial amount of litigation in the Internet industry regarding intellectual property rights. It is possible that in the future third-parties may claim that we or our current or potential future services infringe their intellectual property. We expect that providers of electronic commerce services will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. Any claims, with or without merit, could be time-consuming, result in costly litigation, cause delays in releases of our services or require us to enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all, which could seriously harm our business.

Government Regulation

Certain segments of the travel industry are heavily regulated by the United States and international governments, and accordingly our services are affected by such regulations. For example, we are subject to United States Department of Transportation regulations prohibiting unfair and deceptive practices. In addition, Department of Transportation regulations concerning the display and presentation of information that are currently applicable to the computer reservation systems could be extended to us in the future, as well as other laws and regulations aimed at protecting consumers accessing online travel services. In California, under the Seller of Travel Act, we are required to register as a seller of travel, comply with certain disclosure requirements and participate in California's restitution fund.

We are also subject to regulations applicable to businesses generally and laws or regulations directly applicable to online commerce. Although there are currently few laws and regulations directly applicable to the Internet and commercial online services, it is possible that a number of laws and regulations may be adopted covering issues such as user privacy, pricing, content, copyrights, distribution, antitrust and characteristics and quality of products and services. For example, some consumer organizations have raised concerns claiming that favorable pricing terms provided by travel suppliers solely to online users is unfair and discriminatory against those without Internet access. Furthermore, the growth and development of the market for electronic commerce may lead to more stringent consumer protection laws that may impose additional burdens on companies conducting business online. The adoption of any additional laws or regulations may decrease the growth of the Internet or commercial online services, which could decrease the demand for our services and increase our cost of doing business.

Moreover, the applicability to the Internet and commercial online services of existing laws in various jurisdictions governing issues such as property ownership, sales and other taxes, libel and personal privacy is uncertain and may take years to resolve. For example, tax authorities in a number of states are currently reviewing the appropriate tax treatment of companies engaged in electronic commerce, and new state tax regulations may subject us to additional state sales and income taxes. Any such new legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business or the application of existing laws and regulations to the Internet and commercial online services could significantly harm our business and operating results.

Employees

At January 31, 2000, we had a total of 339 employees. None of our employees is subject to a collective bargaining agreement and we believe that our relations with our employees are good. Our future operating results depend in significant part on the continued service of our key technical, sales and senior management personnel, none of whom are bound to serve us for any specified term. Our future success also depends on our ability to attract and retain highly qualified technical, sales and senior management personnel. Competition for these personnel is intense, and we may not be able to retain our key technical, sales and senior management personnel or attract these personnel in the future. We have experienced difficulty in recruiting qualified technical, sales and senior management personnel, and we expect to experience these difficulties in the future. If we are unable to hire and retain qualified personnel in the future, our business and operating results could be significantly harmed.

RISK FACTORS

In addition to other information in this Form 10-K, the following risk factors should be carefully considered in evaluating GetThere and its business because such factors currently may have a significant impact on GetThere's business, operating results and financial condition.

Risks Related to Our Business

It is difficult to evaluate our business because our business model is evolving. It is difficult to accurately forecast our revenues, and we have limited meaningful historical financial data on which to plan operating expenses. We were incorporated on August 7, 1995. Prior to 1996, our business was focused on providing travel-related services to consumers from our www.itn.net Web site and other consumer-related Web sites. In 1996, we began focusing on our services for businesses and travel suppliers. We introduced our service for businesses in 1996 and our service for travel suppliers in 1997. In addition, the revenues and income potential of our business and market are unproven. Changing our focus from the consumer business to providing Internet- based travel procurement and supply services for businesses and travel suppliers may not have a positive effect on, or may harm our business or operating results. If we are unable to accomplish the following, we may not become commercially successful:

  grow our base of both business and travel supplier customers;
  increase adoption rates by our existing business customers;
  successfully implement sales and marketing initiatives;
  provide timely and effective customer service and technical support; and
  anticipate and adapt to the evolving online travel services market.

We will devote a significant amount of our resources to satisfy our obligations under our agreement with American Express. We entered into an agreement with American Express under which American Express has agreed to promote and sell our Internet-based travel procurement services to its customers and potential customers. This relationship is likely to require the use of a significant amount of our resources, including our management and technical personnel. This devotion of a significant amount of our resources to this relationship could impair our ability to develop other aspects of our business, which could seriously harm our results of operations if we are unable to generate a significant amount of revenues from our agreement with American Express. In addition, we are required to reimburse American Express a portion of its fees if we do not deliver a minimum number of unique users to American Express.

We have incurred significant net losses to date and expect to continue to incur net losses for the foreseeable future. Since our inception we have incurred significant net losses and negative cash flow. We expect net losses and negative cash flow to continue for the foreseeable future, and we may never be profitable. We incurred net losses of $47.8 million for the twelve months ended January 31, 2000, $15.6 million for our fiscal year ended January 31, 1999 and $6.4 million for our fiscal year ended January 31, 1998. As of January 31, 2000, we had an accumulated deficit of $73.4 million. We anticipate that our losses will increase significantly from current levels as we continue to increase our operating expenses in each of our operating expense categories. In addition, we expect the rate at which these losses will be incurred will increase significantly from current levels. We expect these additional costs and expenses to be related to:

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
  developing the GetThere brand, as well as other marketing and promotional activities; and
  developing relationships with strategic business partners.

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

Our quarterly operating results may fluctuate in future periods and we may fail to meet expectations. We believe quarter-to-quarter comparisons of our revenues and operating results are not necessarily meaningful because of quarterly fluctuations, and that such comparisons may not be accurate indicators of future performance. Consequently, in future quarters our operating results may fall below the expectations of investors and, as a result, the price of our common stock may fall. The operating results of companies in the travel and electronic commerce industries have in the past experienced significant quarter-to-quarter fluctuations. We will likely experience similar fluctuations due to a number of factors, any of which, if not adequately addressed may adversely affect the long-term viability of our business. These factors include:

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

We currently expect that a majority of our revenues for the foreseeable future will come from fees paid to us by our business and airline supplier customers who access our GetThere Exchange and from commissions earned from travel suppliers. The volume and timing of these fees and commissions are difficult to predict because the market for our services is in its infancy. As with other companies in our industry, our operating expenses, which include sales and marketing, research and development and general and administrative expenses, are based on our expectations of future revenues and are relatively fixed in the short term. As a result, a delay in generating or recognizing revenue for any reason could cause significant variations in our operating results from quarter to quarter and could result in greater than expected operating losses.

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

Our results of operations will be harmed by charges associated with our payment of stock-based compensation and charges associated with other securities issuance by us. We expect to incur a significant amount of amortization in future periods, which will negatively effect our operating results. We amortized approximately $22.2 million of stock-based compensation for the twelve months ending January 31, 2000. We may incur additional amortization charges in the future in connection with new grants of stock-based compensation at below market value.

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

Many of our customers test the technical fit of our services prior to entering into a full service contract with us by undertaking a pilot program. Some of our pilot programs have taken over a year to complete and require us to commit significant resources with no certainty that a sale will result.

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

  providers of online travel products and services to businesses, such as Amadeus Global Travel Distribution SA, Oracle Corporation's eTravel, Sabre BTS and Sight & Sound Software, Inc.;
  providers of online travel products and services to consumers, such as Priceline.com, expanding its market to connect business-to-business market online;
  other online providers of indirect goods and services such as Ariba and Commerce One; and
  traditional travel service providers, including travel agencies such as Expedia, Inc. and Travelocity.com.

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

We rely on United Air Lines for a significant portion of our transaction revenues, and the termination of this relationship would adversely affect our business. United Air Lines, one of our principal stockholders, has been our primary travel supplier customer since November 1997. Any disruption of our relationship with United Air Lines could leave us with excess overhead, as well as with a loss of significant revenue, either of which would significantly harm our business and operating results as well as our reputation for providing services to travel suppliers. For the twelve months ended January 31, 2000, we derived approximately $5.7 million directly and $1.6 million indirectly from United Air Lines, accounting for an aggregate of approximately 47% of our total revenues. During these periods, United Air Lines has also accounted for substantially all of our revenues from our travel supplier customers. We expect that in the near term the percentage of our revenues derived from United Air Lines will increase. Our services agreement with United Air Lines can be terminated by us or United Air Lines for any reason by providing the other party with notice 180 days prior to termination. In addition, as our primary customer, we dedicate a significant amount of our resources to United Air Lines.

In March 2000, United Air Lines notified us that because its call centers have excess capacity, it intends to transfer most of the support activities we currently perform for it back to United. The transfer will likely commence in November 2000 and continue through March 2001. During fiscal 2000, we recognized $2.6 million of support revenue from United Air Lines. The anticipated loss of this support could have a material impact on our revenues.

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

We have limited experience with widespread deployment of our travel procurement and supply services. If we cannot support large-scale deployments, our business and operating results will be significantly harmed. Only a limited number of our business and travel supplier customers have used our GetThere Exchange services on a large scale. Our primary source of revenue is expected to come from transaction fees derived from the use of our GetThere Exchange; therefore, our ability to support large numbers of transactions is critical to our success. Our ability to provide effective and timely support for our services depends on our ability to:

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

In addition, our customers require our GetThere Exchange to be highly scalable. We must be able to rapidly accommodate a large increase in the number of users. If we are unable to achieve this level of scalability in a timely manner, our business and operating results could be significantly harmed.

We have experienced significant growth in our business in recent periods, and failure to manage our growth could strain our management and other resources. We may fail to successfully offer our services and develop new customer relationships, which could significantly harm our business and operating results. In addition, we have recently integrated the operations of our recently acquired call center in Fort Lauderdale, Florida, moved our headquarters from Palo Alto, California to Menlo Park, California and established an engineering development facility in Dallas, Texas. These efforts are expensive and put a significant strain on our management and other resources. We continue to increase the scope of our operations and grow our headcount substantially. At January 31, 1998, we had a total of 74 employees, and at January 31, 2000, we had a total of 339 employees. We expect to hire a significant number of new employees in the near future. This growth has placed, and our anticipated future operations will continue to place, a significant strain on our management, systems and resources and on our internal training capabilities. If we fail to effectively manage our growth, our business and operating results will be significantly harmed.

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

Our operating results are substantially dependent on the success of our GetThere Exchange, and a reduction in sales or our inability to significantly increase sales of our services, would significantly harm our business. We expect to derive a substantial portion of our revenues from our GetThere Exchange service, and we have not yet generated any profits from sales of these services. If we are unable to generate significant revenues from our Exchange, or if we are unable to generate profits from these services, our business and operating results would be significantly harmed. We need to significantly increase sales of our services, including access to our Exchange. Our services may not successfully compete with those of our competitors, and we may not be able to enhance our services or develop new services to meet customer needs. In addition, we have in the past offered equity rights to potential customers in connection with the sale of our services. In the future, we expect to decrease offering equity rights to potential customers, which may make sales of our services more difficult. Furthermore, businesses and travel suppliers may choose to develop their own Internet-based travel services.

We have received a high level of complaints regarding our traveler support services. Any failure to improve the support we provide to travelers could significantly harm our business and operating results. Travelers and customers seeking telephone customer support from us have experienced delays before being connected to our traveler support staff. In addition, our traveler support staff has not always been able to answer travelers' questions. This problem has become more pronounced due to the increasing complexity of travel services provided, such as the integration of affinity programs. As a result, we have received an increased number of complaints regarding our traveler support services. While we purchased an additional call center in Fort Lauderdale, Florida, there can be no assurance that our two call centers will be able to sufficiently handle future growth. Furthermore, unless our traveler support staff is adequately trained to effectively respond to travelers' questions, travelers may continue to experience frustration with our traveler support, which could lead to a loss of business.

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

Our executive officers and certain key personnel are critical to our business, and many of these officers and key personnel have only recently joined us and may not remain with us in the future. The loss of one or more of our executive officers or other key personnel could significantly harm our business and operating results. Any of our officers or key personnel can quit at any time, and we cannot prevent them from joining our competitors or otherwise competing with us. If we are unable to retain or integrate any key personnel, or if any key personnel join a competitor or otherwise compete with us, our business and operating results could be significantly harmed. Our future success depends on the continued services and performance of our senior management and other key personnel, particularly Gadi Maier, our president and chief executive officer, and Ken Pelowski, our chief operating officer and chief financial officer. Almost all of our senior management joined us recently, including Mr. Maier, who joined us in December 1998, and Mr. Pelowski, who joined us in March 1999. In addition, between December 1998 and May 1999, we hired our vice presidents of engineering, human resources, sales and services. Because our management team has only worked together for a short period of time, we do not know if our managers will effectively integrate into our operations or work well together. We do not have "key person" life insurance policies covering any of our employees.

We rely on Exodus Communications to host and maintain our systems. We rely on Exodus Communications to provide us with and maintain the facilities, power and climate control necessary to operate our computer hardware and software. If Exodus Communications fails to adequately host or maintain our systems, our services could be disrupted and our business and operating results could be significantly harmed. Exodus Communications currently provides these hosting and maintenance services for our computer hardware used to process travel-related transactions. Our agreement with Exodus Communications has a term of six months and is automatically renewable for additional six-month terms. This agreement may be terminated by either party upon 60 days' notice to the other party.

We incorporate software licensed from third parties and any defects or significant interruption in the availability of these products could harm our business. We rely on third-party software for the development of our products and services. For example, we use Apache SSL Server software to configure presentation layers of each unique Web site, and our platforms are based on commercially supported versions of the UNIX operating system. Some of the software we license from third parties would be difficult to replace. This software may not continue to be available on commercially reasonable terms or at all. The loss or inability to maintain any of these technology licenses could result in delays in the sale of our services until equivalent technology, if available, is identified, licensed and integrated. Such delays could harm our business. We may not be able to replace the functionality provided by third- party software currently offered with our services if that software is found to be obsolete, defective or incompatible with future versions of our services or if that software is discontinued or upgraded in such a way that it becomes incompatible with our services. In addition, if this third-party software is not adequately maintained or updated it may become incompatible with our current services. The absence of, or any significant delay in, the replacement of third-party software could result in delayed or lost sales and increased costs and could harm our business and operating results.

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

We have filed applications for United States and European Union trademark registrations for "GetThere". We may not be able to secure these registrations. It is also possible that our competitors or others will adopt service names similar to ours, thereby impeding our ability to build brand identity and possibly leading to customer confusion. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. Therefore, we may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights.

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

Our business may be harmed if we are found to infringe proprietary rights of others. Third parties may claim infringement by us with respect to past, current or future proprietary rights. We expect that participants in our industry will be increasingly subject to infringement claims as the number of services and competitors in our industry segment grows. Any such claim, whether meritorious or not, could be time-consuming, result in costly litigation or arbitration and diversion of technical and management personnel or require us to develop non- infringing technology or to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us, or at all, and could significantly harm our business and operating results.

We may be subject to potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of the term GetThere. Any claims or customer confusion related to our trademarks, or our failure to obtain trademark registration, would harm our business. We are aware of a pending trademark application in the European Union filed by a company for the mark GETTHERE!. We have discussed the rights related to this mark with this company, but we have not resolved this matter. If it is determined that this mark is validly held by this company, we may be unable to use the mark in the European Union, which could significantly harm our ability to expand our brand awareness and business operations in the European Union. We also use, and our customers use, trade names, trademarks and other similar intellectual property of travel suppliers on Web sites supported or hosted by us. This use may result in claims of infringement or misuse brought by the owners of this intellectual property. Any claims or disputes of this type may also damage the relationships we have with travel suppliers and preclude us from using travel supplier trade names and other intellectual property, either of which could significantly harm our business and operating results.

If we engage in acquisitions, we will incur a variety of costs, and the anticipated benefits of the acquisition may never be realized. We expect to acquire or invest in businesses and to acquire technologies, services or products that we believe are a strategic fit with our business. The process of integrating an acquired business, technology, service or product may result in unforeseen operating difficulties and expenditures and may divert significant management attention from the ongoing development of our business, which could impair our relationships with our current employees, customers and strategic partners. Moreover, we may be unable to maintain uniform standards, controls, procedures and policies in connection with any acquisition, and we may fail to realize the anticipated benefits of any acquisition. Future acquisitions or equity investments could result in potentially dilutive issuance of equity securities, a decrease of our cash, cash equivalents and short-term investments, and the incurrence of debt, contingent liabilities and amortization expenses related to goodwill and other intangible assets, any of which could significantly harm our business and operating results.

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

Our systems are subject to external events that may impact our ability to conduct our business operations. Currently, some of our systems are located in our facilities in Menlo Park, California and other systems are hosted by Exodus Communications in Santa Clara, California and Sterling, Virginia. Our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, break-in, earthquake and similar events. Menlo Park and Santa Clara are located on a primary fault line. We currently do not have a disaster recovery plan and do not carry sufficient business interruption insurance to compensate us for losses that may occur.

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

Our officers, directors and entities affiliated with our officers and directors beneficially own approximately 37% of our common stock. Our executive officers, directors and entities affiliated with our executive officers and directors, in the aggregate, beneficially own approximately 37% of our outstanding common stock as of January 31, 2000. If they act together, they will be able to influence matters requiring stockholder approval, including the election of directors and the approval of mergers or other business combination transactions. To the extent these stockholders can prevent the approval of a merger or acquisition, other stockholders may not be able to recognize a premium on their shares.

United Air Lines and American Express have significant influence over our management and business decisions. Covia, a wholly owned subsidiary of United Air Lines and the beneficial owner of approximately 29% of our common stock as of January 31, 2000 has the right to elect and has elected two members to our board of directors.

American Express, the beneficial owner of approximately 15% of our common stock as of January 31, 2000 has the right to elect and has elected one member to our board of directors.

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
  general volatility of the stock markets and the NASDAQ National Market in particular;
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

Item 2. Properties

Our executive offices are located in Menlo Park, California, where we lease approximately 66,000 square feet under a lease that expires in May 2004. We also lease approximately 6,000 square feet of office space in Palo Alto, California, under leases with varying expiration dates through March 2001. We have a call center located in Fort Lauderdale, Florida, where we lease approximately 10,000 square feet under leases with varying expiration dates through May 2001. We also have a sales office in the United Kingdom, where we lease approximately 300 square feet. We have entered into a lease for approximately 14,000 square feet for an engineering development center in Dallas, Texas, under a lease that expires in February 2004.

Item 3. Legal Proceedings

GetThere is not aware of any pending legal proceedings against the Company that, individually or in the aggregate, would have a material adverse effect on its business, results of operations or financial condition. We may in the future be party to litigation arising in the course of our business, including claims that we allegedly infringe third-party patents, trademarks and other intellectual property rights. These claims even if not meritorious, could result in the expenditure of significant financial and managerial resources.

Item 4. Submission of Matters to a Vote of Securities Holders

During the quarter ended January 31, 2000, the Company submitted the following matters to its shareholders by written consent:

Pursuant to a written consent of the stockholders of the Company in November 1999, the stockholders of the Company approved the Amended and Restated Certificate of Incorporation of the Company, which was filed in substantially the same form with the Secretary of State of the State of Delaware upon the closing of the Company's initial public offering. The stockholders also approved the Company's 1999 Stock Incentive Plan, 1999 Employee Stock Purchase Plan and 1999 Directors' Stock Option Plan, which were implemented upon the closing of the Company's initial public offering. Holders of approximately 58% of the Company's common stock and 99% of the Company's preferred stock consented to the above actions and no stockholders voted against such actions.

Item 4A. Executive Officers of the Registrant

As of January 31, 2000, the names and ages of our executive officers were as follows:

            Name              Age                   Position
  -------------------------  -----  ----------------------------------------
  Gadi Maier  ...........      42   President and Chief Executive Officer
  Kenneth R. Pelowski  ..      40   Chief Operating Officer and
                                      Chief Financial Officer
  Daniel Whaley  ........      31   Chief Technology Officer
  Eric R. Sirkin  .......      47   Vice President, Engineering and
                                      Operations

Gadi Maier has served as President, Chief Executive Officer and as a Director since January 1999. From August 1997 to December 1998, he served as Chief Executive Officer of Memco Software, which provides security technology as well as UNIX and NT security software. Prior to Memco, Mr. Maier served as Vice President and General Manager for Cisco Systems' Internet Business Unit from June 1996 to August 1997. From September 1988 to June 1996, Mr. Maier worked at Oracle Corporation, where he held various senior management positions, including founder of Oracle/Japan, General Manager for new technologies, and head of worldwide sales and operations for the Network Computer Division. Mr. Maier received his B.S. in Natural Resource Economics as well as his M.B.A. in Marketing and Finance from the University of California, Berkeley.

Kenneth R. Pelowski has served as Chief Operating Officer and Chief Financial Officer since March 1999 and as a Director since October 1999. From September 1997 to March 1999, he served as Executive Vice President and Chief Financial Officer of Preview Travel, a company that provides online travel services for small business and leisure travelers. From July 1996 to August 1997, Mr. Pelowski served as Vice President of Corporate Development for General Instruments. From March 1995 to July 1996, he worked at Quantum Corporation, where he served as Vice President for Corporate Planning and Development. Prior to this, Mr. Pelowski spent seven years at Sun Microsystems, where he served as Senior Director for Corporate Development. Mr. Pelowski holds a B.S.E. in Electrical Engineering from the University of Michigan, an M.S.E. in Computer Engineering from Wayne State University, and an M.B.A. from the University of Michigan.

Daniel Whaley is one of the founders of GetThere and has served as a Director since August 1995. He is currently serving as our Chief Technology Officer. Previously, he held the positions of President and Vice President of Engineering. Prior to founding GetThere, Mr. Whaley served as Vice President of Sunnyside Computing from March 1994 to April 1995. He holds a B.A. in English from the University of Illinois.

Eric R. Sirkin has served as Vice President of Engineering since December 1998. From August 1998 to December 1998, he acted as Vice President of Engineering at Filanet Corporation, which creates networking products for computer systems. From December 1997 to April 1998, Dr. Sirkin served as Vice President of Product Development at Signafy Corporation, a software application company. From January 1991 to March 1997, Dr. Sirkin served as Director of Interactive Media Systems at Apple Computer, Inc. Earlier in his eighteen-year career in the computer industry, Dr. Sirkin held various positions at Xerox Palo Alto Research Corporation and Zoran Corporation. Dr. Sirkin received his B.S.C. in Chemistry from the University of Wisconsin at Madison and his Ph.D in Chemistry from the University of California, Berkeley.

PART II

Item 5. Market Price of and Dividends on the Registrant's Common Stock and Related Stockholder Matters.

The Company's stock has been traded on the NASDAQ National Market System since the Company's initial public offering on November 23, 1999, under the NASDAQ symbol GTHR. The following table sets forth, for the period indicated, the high and low closing sales prices for the Company's common stock as reported by NASDAQ:

Year Ended January 31, 2000                            High       Low
---------------------------------------------------- --------- ---------

 Fourth quarter...................................    $50.000   $24.500

As of January 31, 2000, there were approximately 203 holders of record of the Company's common stock.

The Company has never paid cash dividends on its common stock. The Company currently intends to retain earnings, if any, for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

Use of Proceeds

GetThere completed the initial public offering of its common stock in November 1999. The shares of the common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (No. 333-87161). The Securities and Exchange Commission declared the Registration Statement effective on November 22, 1999.

The offering commenced on November 23, 1999 and terminated on November 28, 1999 after we had sold all of the 5,750,000 shares of common stock registered under the Registration Statement (including 750,000 shares sold in connection with the exercise of the underwriters' over-allotment option). The initial public offering price was $16.00 per share for an aggregate initial public offering of $92.0 million.

We paid a total of $6.4 million in underwriting discounts and commissions and approximately $2.6 million has been or will be paid for costs and expenses related to the offering. None of the costs and expenses related to the offering were paid directly or indirectly to any director, officer, general partner of GetThere or their associates, persons owning 10 percent or more of any class of equity securities of GetThere or an affiliate of GetThere.

After deducting the underwriting discounts and commissions and the offering expenses the estimated net proceeds to GetThere from the offering were approximately $83.0 million. The net offering proceeds have been used for general corporate purposes, to provide working capital to develop products and to expand the Company's operations. Funds that have not been used have been invested in money market funds, certificate of deposits and other investment grade securities. We also may use a portion of the net proceeds to acquire or invest in businesses, technologies, products or services.

Item 6. Selected Consolidated Financial Data

GETTHERE.COM, INC.
(in thousands, except per share data)

Consolidated Statement of Operations Data:

                                                  Inception
                                                   through             Years Ended January 31,
                                                 January 31, ---------------------------------------
                                                    1996       1997      1998      1999      2000
                                                 ----------- --------- --------- --------- ---------
                                                 (unaudited)
Revenues:
  Transaction  .................................       $129      $253    $2,098    $4,932   $14,142
  Professional service  ........................         14       329       903     1,515     1,310
                                                 ----------- --------- --------- --------- ---------
    Total revenues  ............................        143       582     3,001     6,447    15,452

Cost of revenues  ..............................         17       134     1,680     4,292    10,923
                                                 ----------- --------- --------- --------- ---------
Gross profit  ..................................        126       448     1,321     2,155     4,529
                                                 ----------- --------- --------- --------- ---------
Operating expenses:
  Research and development  ....................        118       906     2,266     4,113     5,274
  Sales and marketing  .........................        109     1,030     2,393     5,732     8,822
  General and administrative  ..................         81     1,962     2,887     6,127    17,491
  Stock-based compensation  ....................        --         20       103     2,005    22,185
                                                 ----------- --------- --------- --------- ---------
    Total operating expenses  ..................        308     3,918     7,649    17,977    53,772
                                                 ----------- --------- --------- --------- ---------
Loss from operations  ..........................       (182)   (3,470)   (6,328)  (15,822)  (49,243)

Interest income/(expense), net  ................        --         33       (30)      173     1,445
                                                 ----------- --------- --------- --------- ---------
Net loss  ..............................               (182)   (3,437)   (6,358)  (15,649)  (47,798)
Accretion of series B, C, and E redeemable
  convertible preferred stock  .................        --          --      (51)     (309)   (1,094)
                                                 ----------- --------- --------- --------- ---------
Net loss attributable to common stockholders  ..      ($182)  ($3,437)  ($6,409) ($15,958) ($48,892)
                                                 =========== ========= ========= ========= =========

Basic and diluted net loss per share  ..........     ($0.06)   ($1.22)   ($1.81)   ($4.03)   ($5.16)
                                                 =========== ========= ========= ========= =========

Shares used in computing basic and diluted
  net loss per share   .........................      3,000     2,827     3,537     3,957     9,478
                                                 =========== ========= ========= ========= =========

Pro forma basic and diluted net loss per share                                     ($1.05)   ($1.17)
                                                                                 ========= =========
Shares used in computing pro forma
  basic and diluted net loss per share  ........                                   14,917    40,768
                                                                                 ========= =========

Consolidated Balance Sheet Data:

                                                                      As of January 31,
                                                 ----------- --------- --------- --------- ---------
                                                    1996       1997      1998      1999      2000
                                                 ----------- --------- --------- --------- ---------
                                                 (unaudited)
Cash, cash equivalents and
  short-term investments  ......................         $3      $579    $1,332   $15,802  $148,246
Working capital (deficit)  .....................       (143)     (152)     (842)   12,089   140,088
Total assets  ..................................        146     1,426     4,390    20,806   174,178
Mandatorily redeemable convertible
  preferred stock  .............................        --         --    10,784    32,901        --
Total stockholders' equity (deficit)  ..........      ($185)  ($3,558)  ($9,854) ($20,382) $156,412

The following table sets forth data from our statement of operations and also presents such data as a percentage of total revenue. The statement of operations data has been derived from our unaudited financial statements, which have been prepared on substantially the same basis as our audited financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods presented. You should read this information in conjunction with our financial statements and the notes thereto. Our operating results in any quarter are not necessarily indicative of the results that may be expected for any future period.

GETTHERE.COM, INC.
Quarterly Financial Data
(in thousands, except per share data)

                                                                       Three Months Ended
                                         -------------------------------------------------------------------------------
                                         Apr. 30,   Jul 31,   Oct. 31  Jan. 31,  Apr. 30,   Jul 31,   Oct. 31  Jan. 31,
                                           1998      1998      1998      1999      1999      1999      1999      2000
                                         --------- --------- --------- --------- --------- --------- --------- ---------
Consolidated Statement of Operations Data:
Revenues:
  Transaction  ........................    $1,057    $1,033    $1,372    $1,470    $1,930    $2,932    $3,975    $5,305
  Professional service  ...............       253       366       451       445       380       356       390       184
                                         --------- --------- --------- --------- --------- --------- --------- ---------
    Total revenues  ...................     1,310     1,399     1,823     1,915     2,310     3,288     4,365     5,489

Cost of revenues  .....................       763       860     1,258     1,411     1,655     2,318     3,130     3,820
                                         --------- --------- --------- --------- --------- --------- --------- ---------
Gross profit  .........................       547       539       565       504       655       970     1,235     1,669

Operating expenses:
  Research and development  ...........       829       897     1,065     1,322       873       946     1,635     1,820
  Sales and marketing  ................     1,270     1,252     1,520     1,690     1,580     2,032     2,459     2,751
  General and administrative  .........     1,269     1,418     1,762     1,678     2,376     4,597     4,941     5,577
  Stock-based compensation  ...........       170       391       479       965     3,523     5,893     6,304     6,465
                                         --------- --------- --------- --------- --------- --------- --------- ---------
    Total operating expenses  .........     3,538     3,958     4,826     5,655     8,352    13,468    15,339    16,613
                                         --------- --------- --------- --------- --------- --------- --------- ---------
Loss from operations  .................    (2,991)   (3,419)   (4,261)   (5,151)   (7,697)  (12,498)  (14,104)  (14,944)

Interest income/(expense), net  .......      (111)       29       140       115       (12)     (137)       41     1,553
                                         --------- --------- --------- --------- --------- --------- --------- ---------
Net loss  .............................   ($3,102)  ($3,390)  ($4,121)  ($5,036)  ($7,709) ($12,635) ($14,063) ($13,391)
                                         ========= ========= ========= ========= ========= ========= ========= =========

Revenues:

                                                                       As a Percentage of Total Revenue
                                         -------------------------------------------------------------------------------
                                         Apr. 30,   Jul 31,   Oct. 31  Jan. 31,  Apr. 30,   Jul 31,   Oct. 31  Jan. 31,
                                           1998      1998      1998      1999      1999      1999      1999      2000
                                         --------- --------- --------- --------- --------- --------- --------- ---------
  Transaction  ........................      80.7%     73.8%     75.3%     76.8%     83.5%     89.2%     91.1%     96.7%
  Professional service  ...............      19.3%     26.2%     24.7%     23.2%     16.5%     10.8%      8.9%      3.3%
                                         --------- --------- --------- --------- --------- --------- --------- ---------
    Total revenues  ...................     100.0%    100.0%    100.0%    100.0%    100.0%    100.0%    100.0%    100.0%

Cost of revenues  .....................      58.2%     61.5%     69.0%     73.7%     71.6%     70.5%     71.7%     69.6%
                                         --------- --------- --------- --------- --------- --------- --------- ---------
Gross profit  .........................      41.8%     38.5%     31.0%     26.3%     28.4%     29.5%     28.3%     30.4%

Operating expenses:
  Research and development  ...........      63.3%     64.1%     58.4%     69.0%     37.8%     28.8%     37.5%     33.2%
  Sales and marketing  ................      97.0%     89.5%     83.4%     88.3%     68.4%     61.8%     56.3%     50.1%
  General and administrative  .........      96.8%    101.3%     96.7%     87.6%    102.9%    139.8%    113.2%    101.6%
  Stock-based compensation  ...........      13.0%     28.0%     26.3%     50.4%    152.5%    179.2%    144.4%    117.8%
                                         --------- --------- --------- --------- --------- --------- --------- ---------
    Total operating expenses  .........     270.1%    282.9%    264.8%    295.3%    361.6%    409.6%    351.4%    302.7%
                                         --------- --------- --------- --------- --------- --------- --------- ---------
Loss from operations  .................    -228.3%   -244.4%   -233.8%   -269.0%   -333.2%   -380.1%   -323.1%   -272.3%

Interest income/(expense), net  .......      -8.5%      2.1%      7.7%      6.0%     -0.5%     -4.2%      0.9%     28.3%
                                         --------- --------- --------- --------- --------- --------- --------- ---------
Net loss  .............................    -236.8%   -242.3%   -226.1%   -263.0%   -333.7%   -384.3%   -322.2%   -244.0%
                                         ========= ========= ========= ========= ========= ========= ========= =========

Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to, those set forth in Item 1 above, including the section "Risk Factors", and the risks discussed in our other SEC filings including our quarterly reports on Form 10-Q to be filed in fiscal year 2001. The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the "Selected Consolidated Financial Data" and the Company's consolidated financial statements and related notes appearing elsewhere in this Annual Report.

Overview

GetThere is a leading provider of Internet-based business-to-business travel procurement and supply solutions. We were incorporated in August 1995 as Internet Travel Network Inc., and we changed our name to GetThere, Inc. in July 1999. In 1995, we launched our www.itn.net Web site, an Internet-based travel reservation system targeted at consumers and small businesses. In response to interest from Internet-based content and electronic commerce providers and travel agencies, we began to offer travel services for these companies' Web sites. In 1996, we introduced our service to businesses. In 1997, we introduced our service to travel suppliers. In 1998, we continued to expand our customer base of businesses, and we expanded our relationship with United Air Lines to include online offerings of unused capacity and the ability to provide online one-way ticket upgrades. In 1999, we continued to expand our relationship with United Air Lines by offering online frequent flyer mileage redemption. In 2000, we combined our previous offerings to businesses, travel suppliers and Internet-based content and electronic commerce providers into a new service called the GetThere Exchange.

In September 1999, we entered into an agreement with American Express under which American Express agreed to promote and sell our Internet-based travel procurement services to its customers and potential customers. In January 2000, we transferred our Web site to American Express in order to increase our focus on the business-to-business market.

We generate revenues primarily from processing travel-related transactions, such as booking and ticketing reservations, and performing professional services. These revenues are generated from business customers, travel suppliers and other customers using our GetThere Exchange. Transaction revenues are comprised primarily from per transaction fees charged to businesses and travel suppliers, commissions earned in connection with making on-line travel related reservations, and providing related traveler support services for customers seeking technical and travel assistance. In addition, our transaction revenues include fees received from computer reservation system companies for making travel reservations on that computer reservation system, hosting fees charged to gain access to our services and the sale of advertising on our www.itn.net Web site and the Web sites of some of our customers. Transaction revenues are recognized as the transactions are performed or when the commission is received or, with respect to hosting fees, when invoiced. In the case of advertising, we recognize revenues on a per impression basis after a specified minimum number of impressions have been delivered. Professional service revenues primarily consist of implementation and customization fees associated with the deployment and on-going customization of our solutions. Professional service revenues are recognized over the term of the underlying contract for standard implementations and on a percentage of completion basis for custom development work.

Our gross margins are affected by numerous factors, such as the mix of transaction revenues and professional service revenues, and the mix of transaction revenues from our customers. We generally receive higher gross margins on transaction revenues than from professional service revenues and higher gross margins from business customers than from travel supplier customers. Our gross margins are also affected by personnel and infrastructure expenditures, which are expected to increase substantially in the future. As a result, our gross margins may decrease unless we are able to significantly increase our revenues.

Stock-based compensation represents the difference between the deemed fair value of our common stock on the date options were granted or stock was issued and the exercise or purchase price of our options or stock. This amount is included as a reduction of stockholders' equity and is amortized over the vesting period of the individual options or stock, generally four years.

United Air Lines, one of our principal stockholders through its wholly owned subsidiary Covia LLC, directly accounted for $1.5 million and $7.3 million, or approximately 25% and 47%, of our total revenues for the fiscal year ended January 31, 1999 and 2000, respectively.

We have experienced and expect to continue to experience seasonality in our business, reflecting seasonal fluctuations in the travel industry, Internet usage and advertising expenditures. Business travel bookings typically decline during the fourth quarter of each calendar year due to decreased business travel during the holiday season. Furthermore, consumer travel bookings typically increase during the second quarter of each calendar year in anticipation of summer travel. Internet usage and the rate of growth of such usage typically decline during the summer.

Results of Operations

The following table sets forth the percentages that income statement items are to total revenues for the years ended January 31, 1998, 1999 and 2000:

                                                     Year Ended January 31,
                                               ---------------------------------
                                                  1998       1999       2000
                                               ---------- ---------- -----------
Revenues:
  Transaction  ...............................      69.9%      76.5%       91.5%
  Professional service  ......................      30.1%      23.5%        8.5%
                                               ---------- ---------- -----------
                                                   100.0%     100.0%      100.0%

Cost of revenues  ............................      56.0%      66.6%       70.7%
                                               ---------- ---------- -----------
Gross profit  ................................      44.0%      33.4%       29.3%
                                               ---------- ---------- -----------
Operating expenses:
  Research and development  ..................      75.5%      63.8%       34.1%
  Sales and marketing  .......................      79.7%      88.9%       57.1%
  General and administrative  ................      96.2%      95.0%      113.2%
  Stock-based compensation  ..................       3.5%      31.1%      143.6%
                                               ---------- ---------- -----------
    Total operating expenses  ................     254.9%     278.8%      348.0%
                                               ---------- ---------- -----------
Loss from operations  ........................    -210.9%    -245.4%     -318.7%

Interest income/(expense), net  ..............      -1.0%       2.7%        9.4%
                                               ---------- ---------- -----------
Net loss  ....................................    -211.9%    -242.7%     -309.3%
                                               ========== ========== ===========

Comparisons of the Fiscal Years Ended January 31, 1999 and 2000

Revenues. Revenues increased 140% from $6.4 million for the fiscal year ended January 31, 1999 to $15.5 million for the fiscal year ended January 31, 2000, due primarily to an increase in the number of transactions from businesses, travel suppliers, Internet-based content and electronic commerce providers and travel agencies. Transaction revenues increased 187% from $4.9 million for the fiscal year ended January 31, 1999 to $14.1 million for the fiscal year ended January 31, 2000. This increase was primarily due to an increase in the number of transactions processed which resulted from increased use of our services by our existing customers, the addition of new customers, and the growth in hosting revenues from new and existing customers. The number of transactions grew 172% from 513,000 for the fiscal year ended January 31, 1999 to 1.4 million for the fiscal year ended January 31, 2000. Professional service revenues decreased 13.5% from $1.5 million for the fiscal year ended January 31, 1999 to $1.3 million for the fiscal year ended January 31, 2000. This decrease was primarily due to a decrease in custom development, partially offset by increased number of implementations.

In March 2000, United Air Lines notified us that because its call centers have excess capacity, it intends to transfer most of the support activities we currently perform for it back to United. The transfer will likely commence in November 2000 and continue through March 2001. During fiscal 2000, we recognized $2.6 million of support revenue from United Air Lines. The anticipated loss of this support could have a material impact on our revenues.

Cost of Revenues. Cost of revenues increased from $4.3 million, or 66.6% of revenues for the fiscal year ended January 31, 1999 to $10.9 million or 70.7% of revenues for the fiscal year ended January 31, 2000. This increase in dollars primarily resulted from hiring and training of additional personnel for customer support, professional services and data center operations, and costs associated with integrating our dedicated traveler support center.

Gross margins declined from 33.4% for the fiscal year ended January 31, 1999 to 29.3% for the fiscal year ended January 31, 2000. This decrease was primarily due to an increase in spending associated with the expansion of our traveler support organization and investments in additional personnel and infrastructure to add transaction-processing capacity in anticipation of future growth.

Research and Development. Research and development expenses increased from $4.1 million, or 63.8% of revenues for the fiscal year ended January 31, 1999 to $5.3 million, or 34.1% of revenues for the fiscal year ended January 31, 2000. The increase in dollars was primarily due to the addition of personnel, equipment and consulting fees to support the continued development of our services. We believe that continued research and development expenditures are necessary to maintain our competitive position and meet our strategic goals, and therefore we expect that these costs will continue to increase in absolute dollar amounts in future periods.

Sales and Marketing. Sales and marketing expenses increased from $5.7 million, or 88.9% of revenues for the fiscal year ended January 31, 1999 to $8.8 million, or 57.1% of revenues for the fiscal year ended January 31, 2000. These increase in dollars were primarily due to the addition of personnel, increased promotional and advertising expenditures, and increased expenses associated with the sale and distribution of our services. We believe these expenses will continue to increase in absolute dollar amounts in future periods as we expect to continue to expand our sales and marketing efforts.

General and Administrative. General and administrative expenses increased from $6.1 million, or 95.0% of revenues for the fiscal year ended January 31, 1999 to $17.5 million, or 113% of revenues for the fiscal year ended January 31, 2000. This increase in dollars primarily resulted from an increase in personnel and related recruiting costs, depreciation and an increase in professional services and other general corporate expenses to support the future growth of the Company. We believe that these expenditures will continue to increase in absolute dollar amounts in future periods.

Stock-based Compensation. We recorded aggregate amortization of stock-based compensation expenses of $2.0 million in the fiscal year ended January 31, 1999 and $22.2 million in the fiscal year ended January 31, 2000.

Interest Income (Expense), Net. Our interest income was $173,000 for the fiscal year ended January 31, 1999, increasing to $1.4 million for the fiscal year ended January 31, 2000. The increase was due to an increase in interest income from higher invested cash balances resulting from our series C and E convertible preferred stock financing and completion of our initial public offering on November 23, 1999.

Comparisons of the Fiscal Years Ended January 31, 1998 and 1999

Revenues. Revenues increased 114.8% from $3.0 million for the fiscal year ended January 31, 1998 to $6.4 million for the fiscal year ended January 31, 1999, due primarily to an increase in the number of transactions from businesses, travel suppliers, Internet-based content and electronic commerce providers and travel agencies. Transaction revenues increased 135.1% from $2.1 million for the fiscal year ended January 31, 1998 to $4.9 million for the fiscal year ended January 31, 1999. This increase was primarily due to an increase in the number of transactions processed, which resulted from increased use of our services by our existing customers, the addition of new customers, and the growth in hosting revenues from new and existing customers. The number of transactions grew 294.6% from 130,000 for the fiscal year ended January 31, 1998 to 513,000 for the fiscal year ended January 31, 1999. Professional service revenues increased 67.8% from $903,000 for the fiscal year ended January 31, 1998 to $1.5 million for the fiscal year ended January 31, 1999. This increase was primarily due to an increase in the number of custom development projects for new and existing customers and growth in the number of new customers.

Cost of Revenues. Cost of revenues increased from $1.7 million, or 56.0% of revenues for the fiscal year ended January 31, 1998 to $4.3 million, or 66.6% of revenues for the fiscal year ended January 31, 1999. This increase in dollars primarily resulted from the hiring and training of additional personnel for customer support, professional services and data center operations.

Gross margins declined from 44.0% for the fiscal year ended January 31, 1998 to 33.4% for the fiscal year ended January 31, 1999, due to our investment in additional personnel and infrastructure to add transaction processing capacity in anticipation of future growth.

Research and Development. Research and development expenses increased from $2.3 million, or 75.5% of revenues for the fiscal year ended January 31, 1998 to $4.1 million or 63.8% of revenues for the fiscal year ended January 31, 1999. These increases in dollars were primarily due to the addition of personnel, depreciation expenses, recruiting, and consulting fees to support the continued development of our services.

Sales and Marketing. Sales and marketing expenses increased from $2.4 million, or 79.8% of revenues for the fiscal year ended January 31, 1998 to $5.7 million or 88.9% of revenues for the fiscal year ended January 31, 1999. These increases in dollars were primarily due to the addition of personnel, increased promotional and advertising expenditures, increased sales commission associated with increased revenue growth and increased expenses associated with the sale and distribution of our services.

General and Administrative. General and administrative expenses increased from $2.9 million, or 96.2% of revenues for the fiscal year ended January 31, 1998 to $6.1 million, or 95.0% of revenues for the fiscal year ended January 31, 1999. This increase in dollars primarily resulted from an increase in personnel and related recruiting costs, depreciation, an increase in professional services and other general corporate expenses.

Stock-based Compensation. We recorded aggregate amortization of stock-based compensation expenses of $103,000 in the fiscal year ended January 31, 1998 and $2.0 million in the fiscal year ended January 31, 1999.

Interest Income (Expense), Net. Our net interest expense increased from ($30,000) for the fiscal year ended January 31, 1998 to net interest income of $173,000 for the fiscal year ended January 31, 1999. The increase to net interest income in the year ended January 31, 1999, was due to an increase in interest income due to higher invested cash balances resulting from our series C convertible preferred stock financing.

Liquidity and Capital Resources

We have financed our operations primarily through private sales of capital stock, a bank loan, equipment leases and our initial public offering. As a result of financing agreements for the sale of our series C and series E convertible preferred stock entered into in August and September 1999, we raised $72.6 million in net proceeds. In November 1999, we repurchased 500,000 shares of series C convertible preferred stock and 200,000 shares of series E convertible preferred stock for an aggregate amount of $5.1 million. In November 1999, we completed the initial public offering of our common stock and realized net proceeds from the offering of approximately $83.9 million.

Net cash used in operating activities was $4.6 million for the fiscal year ended January 31, 1998 and was primarily attributable to our net loss of $6.4 million, partially offset by an increase in deferred revenue of $591,000 resulting from increased revenues, an increase in accounts payable of $951,000 and an increase in accrued liabilities of $259,000 resulting from increased expenses. Net cash used in operating activities was $11.4 million for the fiscal year ended January 31, 1999 and was primarily attributable to our net loss of $15.6 million and, to a lesser extent, an increase in accounts receivable of $937,000, partially offset by depreciation and amortization of $1.5 million, amortization of unearned compensation of $2.0 million, an increase in provision for doubtful account of $508,000 and an increase in accrued liabilities of $981,000. Net cash used in operating activities was $21.0 million for the fiscal year ended January 31, 2000, and was primarily attributable to our net loss of $47.8 million and, to a lesser extent, an increase in accounts receivable of $2.4 million, partially offset by depreciation and amortization of $5.3 million, amortization of unearned compensation of $22.2 million and increase in deferred revenue of $1.3 million.

Net cash used in investing activities was $2.0 million for the fiscal year ended January 31, 1998, and was attributable to purchase of property and equipment of $2.0 million. Net cash used in investing activities was $10.5 million for the fiscal year ended January 31, 1999 and was primarily attributable to short-term investing of $7.5 million and the acquisition of property and equipment of $2.9 million, which consists primarily of computer equipment, leasehold improvements, and furniture and fixtures. Net cash used in investing activities of $72.9 million for the fiscal year ended January 31, 2000 was primarily attributable to purchase of short-term investments of $83.6 million and purchase of property and equipment of $9.5 million, partially offset by proceeds from sales of short-term investments of $21.0 million.

Net cash provided by financing activities of $7.3 million for the fiscal year ended January 31, 1998 was primarily attributable to issuing $6.5 million of preferred stock and warrants and securing $838,000 of capital lease and bank net borrowings. Net cash provided by financing activities for the fiscal year ended January 31, 1999 of $28.8 million is primarily attributable to issuing $25.2 million of preferred stock and warrants and securing $3.7 million of capital lease net borrowings. Net cash provided by financing activities of $164.0 million for the fiscal year ended January 31, 2000 was primarily attributable to proceeds from issuance of our initial public offering of $83.0 million, proceeds from exercise of employee stock options of $1.9 million, proceeds from preferred stock and warrants of $72.7 million and securing of capital lease obligations

Computer equipment is our largest category of purchases of property and equipment, and we expect to continue to invest significantly in computer equipment to support the growth in the number of transactions we process and the amount of data we store in our systems. We have established data center operations in Sterling, Virginia and in Santa Clara, California at Exodus Communications, an external service provider, to improve our disaster recovery capabilities and add additional processing capability to better serve our customers in the eastern portion of the United States and Europe. The expansion of our data center operations and the Texas engineering development center will increase our future expenditures for property and equipment.

We had a term loan with a bank for borrowings of up to $500,000 for purchases of property and equipment. As of January 31, 2000, the term loan had been repaid and cancelled. We also have two equipment lease lines. One line is for $2.1 million and is fully drawn. Our other line is for $5.8 million, $5.2 million of which was used at January 31, 2000.

We expect to experience significant growth in our operating expenses in the foreseeable future, particularly in research and development, sales and marketing, and general and administrative expenses. As a result, we expect operating expenses and purchases of property and equipment will constitute the majority of the future use of our cash resources. In addition, we may use our cash resources to acquire or make investments in complementary products, technologies or businesses. We believe our current cash resources will be sufficient to meet our working capital and operating expenditures for at least the next 12 months. In the future, we may need to obtain additional equity or debt financing to meet our cash resource needs. In the event that additional financing is required, it is uncertain whether we would be able to obtain financing on acceptable terms.

RECENT ACCOUNTING PRONOUNCEMENTS

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

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles (GAAP) to revenue recognition in financial statements. The Company is required to adopt SAB 101 in the second quarter beginning after December 15, 1999. Although the Company believes its revenue recognition policies are in accordance with GAAP, the Company is currently studying SAB 101 and has not determined its impact on the Company's financial statements.

In April 2000, FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44") was issued. FIN 44 clarifies the application of APB No. 25 for only certain issues. Among other issues, FIN 44 clarifies the definition of employee for purposes of applying APB No. 25, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in this interpretation over specific events that occur after either December 15, 1998 or January 12, 2000. The Company has not yet determined the impact, if any, of adopting FIN 44.

YEAR 2000 COMPLIANCE

We have not experienced any year 2000 problems with any of our internal systems or our products or with any of our key third-party suppliers and customers, nor do we expect to experience any in the future. Costs associated with remediating our internal system during fiscal year 2000 were not material.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The following consolidated financial statements and the related notes thereto, of GetThere.com, Inc. and the Report of Independent Accountants are filed as a part of this Form 10-K.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
of GetThere.com, Inc.

In our opinion, the accompanying balance sheet and the related statements of operations, of stockholders' deficit and of cash flows present fairly, in all material respects, the financial position of GetThere.com, Inc. at January 31, 1999 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2000, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

San Jose, California
February 22, 2000

GETTHERE.COM, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

                                                                January 31,
                                                           ----------------------
                                                              1999        2000
                                                           ----------  ----------
ASSETS
Current assets:
  Cash and cash equivalents  .............................    $8,268     $78,314
  Short-term investments  ................................     7,534      69,932
  Restricted cash  .......................................        --         805
  Accounts receivable, net of allowance for doubtful
    account of $540 in 1999 and $451 in 2000,
    respectively  ........................................     1,203       3,134
  Prepaid expenses and other current assets  .............       136         631
                                                           ----------  ----------
    Total current assets  ................................    17,141     152,816

Property and equipment, net  .............................     3,621       9,640
Other assets  ............................................        44         815
Intangible assets  .......................................        --      10,907
                                                           ----------  ----------
      Total assets  ......................................   $20,806    $174,178
                                                           ==========  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
Current liabilities:
  Accounts payable  ......................................    $1,000      $1,894
  Accrued liabilities  ...................................     1,667       5,639
  Deferred revenue  ......................................     1,072       2,402
  Capital lease obligation, current  .....................     1,313       3,484
                                                           ----------  ----------
    Total current liabilities  ...........................     5,052      13,419

Capital lease obligations, long-term  ....................     3,235       4,347
                                                           ----------  ----------
    Total liabilities  ...................................     8,287      17,766

Redeemable convertible preferred stock and warrants  .....    32,901          --

Stockholders' equity (deficit):
  Common stock:  $0.0001 par value, 200,000 shares
    authorized; 4,544 and 32,591 shares issued and
    outstanding at January 31, 1999 and 2000,
    respectively  ........................................        --           5
  Additional paid-in capital  ............................    11,753     256,871
  Note receivable from stockholders  .....................        --      (2,528)
  Unearned compensation  .................................    (6,503)    (24,311)
  Accumlated other comprehensive loss  ...................        --        (195)
  Accumulated deficit  ...................................   (25,632)    (73,430)
                                                           ----------  ----------
    Total stockholders' equity (deficit)  ................   (20,382)    156,412
                                                           ----------  ----------
      Total liabilities and stockholders' equity (deficit)   $20,806    $174,178
                                                           ==========  ==========

See accompanying notes to consolidated financial statements.

GETTHERE.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share ampunts)

                                                     Year Ended January 31,
                                               ---------------------------------
                                                  1998       1999       2000
                                               ---------- ---------- -----------
Revenues:
  Transaction  ...............................    $2,098     $4,932     $14,142
  Professional service  ......................       903      1,515       1,310
                                               ---------- ---------- -----------
    Total revenues  ..........................     3,001      6,447      15,452

Cost of revenues  ............................     1,680      4,292      10,923
                                               ---------- ---------- -----------
Gross profit  ................................     1,321      2,155       4,529
                                               ---------- ---------- -----------
Operating expenses:
  Research and development  ..................     2,266      4,113       5,274
  Sales and marketing  .......................     2,393      5,732       8,822
  General and administrative  ................     2,887      6,127      17,491
  Stock-based compensation  ..................       103      2,005      22,185
                                               ---------- ---------- -----------
    Total operating expenses  ................     7,649     17,977      53,772
                                               ---------- ---------- -----------
Loss from operations  ........................    (6,328)   (15,822)    (49,243)

Interest income/(expense), net  ..............       (30)       173       1,445
                                               ---------- ---------- -----------
Net loss  ....................................    (6,358)   (15,649)    (47,798)
Accretion of series B, C, and E redeemable
  convertible preferred stock  ...............       (51)      (309)     (1,094)
                                               ---------- ---------- -----------
Net loss attributable to common stockholders     ($6,409)  ($15,958)   ($48,892)
                                               ========== ========== ===========

Basic and diluted net loss per share  ........    ($1.81)    ($4.03)     ($5.16)
                                               ========== ========== ===========
Shares used in computing basic and diluted
  net loss per share  ........................     3,537      3,957       9,478
                                               ========== ========== ===========

See accompanying notes to consolidated financial statements.

GETTHERE.COM, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands)

                                                                       Note               Accum-
                                                                     Receiv-              ulated               Total
                                                            Addi-      able                Other              Stock-
                                            Common Stock   tional      from    Unearned   Compre-   Accum-   holders'   Compre-
                                        -------- --------  Paid-in    Stock-    Compen-   hensive   ulated    Equity    hensive
                                         Shares   Amount   Capital   holders    sation     Loss     Deficit  (Deficit)   Loss
                                        -------- -------- --------- ---------- --------- --------- --------- --------- ---------
Balance at January 31, 1997               3,772       --      $120      $ --       ($53)     $ --   ($3,625)  ($3,558)

  Net loss  ...........................      --       --        --        --         --        --    (6,358)   (6,358)
  Issuance of common stock for services      40       --         6        --         (6)       --        --        --
  Exercise of common stock options  ...     108       --        10        --         --        --        --        10
  Accretion of series B and C
   redeemable convertible preferred
   stock  .............................      --       --       (51)       --         --        --        --       (51)
  Unearned compensation  ..............      --       --       414        --       (414)       --        --        --
  Amortization of unearned compensation      --       --        --        --        103        --        --       103
                                        -------- -------- --------- ---------- --------- --------- --------- ---------
Balance at January 31, 1998               3,920       --       499        --       (370)       --    (9,983)   (9,854)

  Net loss  ...........................      --       --        --        --         --        --   (15,649)  (15,649)
  Issuance of restricted common
    stock for services  ...............     692       --     1,118        --     (1,118)       --        --        --
  Issuance of warrant in connection
    with equipment lease line  ........      --       --        13        --         --        --        --        13
  Exercise of common stock options  ...      83       --        12        --         --        --        --        12
  Issuance of common stock options in
    connection with preferred stock ...      --       --     3,400        --         --        --        --     3,400
  Accretion of series B and C
   redeemable convertible preferred
   stock  .............................      --       --      (309)       --         --        --        --      (309)
  Unearned compensation  ..............      --       --     7,035        --     (7,035)       --        --        --
  Amortization of unearned compensation      --       --        --        --      2,005        --        --     2,005
  Forfeiture of common stock  .........    (151)      --       (15)       --         15        --        --        --
                                        -------- -------- --------- ---------- --------- --------- --------- ---------
Balance at January 31, 1999               4,544       --    11,753        --     (6,503)       --   (25,632)  (20,382)

  Net loss  ...........................      --       --        --        --         --        --   (47,798)  (47,798) ($47,798)
  Other comprehensive loss - unrealized
    loss on securities, net of tax  ...      --       --        --        --         --      (195)       --      (195)     (195)
                                                                                                                       ---------
  Comprehensive loss  .................                                                                                ($47,993)
  Issuance of restricted common stock                                                                                  =========
    for employment  ...................     125       --     1,186        --     (1,186)       --        --        --
  Issuance of warrant in connection
    with equipment and lease line  ....      --       --       136        --         --        --        --       136
  Exercise of common stock options in
    exchange for notes receivable  ....   2,707       --     2,707     (2,707)       --        --        --        --
  Exercise of common stock options  ...     900       --     1,899        --         --        --        --     1,899
  Repurchase of common stock  .........    (306)      --      (276)       272        --        --        --        (4)
  Conversion of mandatorily redeemable
    convertible preferred stock into
    common stock:
       Series A  ......................   3,706        1     4,200        --         --        --        --     4,201
       Series B  ......................   3,914        1     6,498        --         --        --        --     6,499
       Series C  ......................   5,486        1    28,609        --         --        --        --    28,610
       Series E  ......................   4,841        1    61,115        --         --        --        --    61,116
  Common stock issued in IPO, net of
    issuance costs of $2,597  .........   5,750        1    82,963        --         --        --        --    82,964
  Warrants exercised for common stock       761       --     6,543        --         --        --        --     6,543
  Conversion of notes payable to
    common stock ......................     162       --     1,681        --         --        --        --     1,681
  Interest receivable related to
    shareholders notes receivable  ....      --       --        --        (93)       --        --        --       (93)
  Accretion of series B, C and E
    redeemable convertible preferred
    stock  ............................      --       --    (1,094)       --         --        --        --    (1,094)
  Intangible Assets  ..................      --       --    10,144        --         --        --        --    10,144
  Unearned compensation  ..............      --       --    38,807        --    (38,807)       --        --        --
  Amortization of unearned compensation      --       --        --        --     22,185        --        --    22,185
                                        -------- -------- --------- ---------- --------- --------- --------- ---------
Balance at January 31, 2000              32,590       $5  $256,871    ($2,528) ($24,311)    ($195) ($73,430) $156,412
                                        ======== ======== ========= ========== ========= ========= ========= =========

See accompanying notes to consolidated financial statements.

GETTHERE.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                       Year Ended January 31,
                                                  -----------------------------
                                                    1998      1999      2000
                                                  --------- --------- ---------
Cash Flows From Operating Activities:
  Net loss  .....................................  ($6,358) ($15,649) ($47,798)
  Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation and amortization  ..............      413     1,462     5,308
    Amortization of unearned compensation  ......      103     2,005    22,185
    Provision for doubtful accounts  ............       82       508       635
    Non-cash interest expense  ..................       72       261       175
    Changes in assets and liabilities:
      Accounts receivable  ......................     (627)     (937)   (2,447)
      Restricted cash  ..........................       --        --      (785)
      Accounts payable  .........................      951      (271)      904
      Accrued liabilities  ......................      259       981    (1,958)
      Deferred revenue  .........................      591       317     1,330
      Prepaid expenses and other assets  ........      (73)      (54)    1,419
                                                  --------- --------- ---------
        Net cash used in operating activities  ..   (4,587)  (11,377)  (21,033)
                                                  --------- --------- ---------
Cash Flows From Investing Activities:
  Purchase of property and equipment  ...........   (2,006)   (2,925)   (9,514)
  Acquisition of business  ......................       --        --      (800)
  Proceeds from sale of short-term investments  .       --        --    21,033
  Purchase of short-term investments  ...........       --    (7,534)  (83,607)
                                                  --------- --------- ---------
        Net cash used in investing activities  ..   (2,006)  (10,459)  (72,888)
                                                  --------- --------- ---------
Cash Flows From Financing Activities:
  Proceeds from issuance of series B redeemable
    convertible preferred stock and warrants ....    6,498        --        --
  Proceeds from issuance of series C redeemable
    convertible preferred stock, options
    and warrants  ...............................       --    25,208    22,481
  Proceeds from issuance of series E redeemable
    convertible preferred stock and warrants  ...       --        --    50,263
  Proceeds from borrowing on capital lease
    obligations  ................................      494     3,972     4,308
  Principal payments on capital lease obligations     (125)     (279)   (2,234)
  Payment on bank borrowings  ...................      469      (141)      (94)
  Repurchase of common stock  ...................       --        --      (276)
  Proceeds from issuance of common stock  .......       10        12    89,518
                                                  --------- --------- ---------
      Net cash provided by financing activities .    7,346    28,772   163,967
                                                  --------- --------- ---------
Net Increase in Cash and Cash Equivalents  ......      753     6,936    70,046
Cash and Cash Equivalents at Beginning of Period       579     1,332     8,268
                                                  --------- --------- ---------
Cash and Cash Equivalents at End of Period  .....   $1,332    $8,268   $78,314
                                                  ========= ========= =========
Supplemental disclosure of cash flow information:
  Cash paid for interest  .......................      $57      $339      $742
                                                  ========= ========= =========
Supplemental non-cash investing and
  financing activities:
  Warrants issued to acquire redeemable
    convertible preferred stock  ................     $363    $4,139     $  --
                                                  ========= ========= =========

See accompanying notes to consolidated financial statements.

GETTHERE.COM, INC.
Notes to Consolidated Financial Statements

Note 1 - THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

GetThere.com, Inc. ("GetThere" or the "Company") was incorporated as Internet Travel Network in California on August 7, 1995. The Company changed its name to GetThere.com, Inc. on July 15, 1999. GetThere is a leading provider of Internet-based business-to-business travel procurement and supply solutions primarily for businesses and travel suppliers. The Company's Internet-based solutions are designed to reduce current inefficiencies in the travel procurement and supply process by decreasing the role of intermediaries, such as travel agents, by providing customers with valuable travel information and by streamlining the internal procurement and supply processes of the Company's customers. The Company offers corporate customers a service that allows the Corporation's employees to gain access to a restricted web site where they can make travel reservations. GetThere customizes the web site, provides the software and servers which processes the reservation, provides reports on reservation activities, answers phone inquiries and either prints and delivers tickets, or passes the reservation to the Company's travel agent for ticketing. The Company offers Travel Suppliers and other customers public web sites where customers can make travel reservations. GetThere provides the software and servers that process the reservation, provides phones and email based traveler support, prints and delivers tickets, and provides reporting on travel activities.

Reincorporation

In August 1999, the Company's Board of Directors authorized the reincorporation of the Company in the State of Delaware. As a result of the reincorporation, the Company is authorized to issue 200 million shares of $0.0001 par value common stock and 10 million shares of $0.0001 par value preferred stock. The Board of Directors has the authority to issue undesignated preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. Share and per share information for each of the periods presented has been retroactively adjusted to reflect the reincorporations.

Use of estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported results of operations during the reporting period. Actual results could differ from those estimates.

Revenue recognition

All revenues arise from providing Internet-based services. Transaction revenues are largely derived from on-line orders, hosting fees, advertising, and traveler support services. Hosting fees are charged to gain access to the Company's on-line travel reservation service. Support fees are charged to customers who elect to utilize traveler support services, and are earned on either a fixed monthly basis or per minute of call time used. Revenues from on- line hotel and car reservations are recognized when the commission is received. Commission revenues from on-line air travel reservations are recognized upon the completion of the transaction. Completion is generally defined as either the placement of an order with a third-party supplier or the fulfillment of an order by printing and delivering tickets, depending upon the nature of the agreement with the customer. Hosting fees are recognized monthly when invoiced. Advertising revenues are primarily derived from advertising contracts in which the Company is obligated to provide a minimum number of "impressions" or times that an advertisement is viewed. Advertising revenues are recognized as a percentage of completion of the guaranteed minimum number of impressions is achieved, provided that no significant obligations remain. If obligations remain, revenues from advertising are deferred until such obligations are fulfilled. Revenues from traveler support services are recognized as the services are performed.

Professional service revenues are primarily derived from fees for implementation and customization of customer web sites utilizing the Company's technology. These fees are recognized over the term of the agreement for standard implementations or on a percentage of completion basis for custom development projects. Payments received in advance of the performance of services are recorded as deferred revenue. Provisions are made in full for any contracts during the period in which a loss on a particular contract becomes probable.

Cost of revenues

Cost of revenues is predominantly comprised of transaction and personnel costs including software and telecommunications costs associated with operating the Company's transaction systems, traveler support and travel service center. Costs associated with outside consultants, commission sharing with ePartners and travel suppliers, content licensing, printing and delivery costs of tickets, computer reservation service charges and advertising agency fees are also included as cost of revenues. It is impracticable for the Company to allocate the costs of facilities or other expense items that are not directly attributable to revenue generation activities; these common costs and expenses are primarily included in general and administrative expenses.

Cash, cash equivalents, short-term investments and restricted cash

The Company considers all highly liquid investments purchased with a maturity of three months or less at the date of acquisition to be cash equivalents; those with original maturities greater than three months and current maturities less than twelve months from the balance sheet date are considered short-term investments.

Both cash equivalents and short-term investments are considered available- for-sale securities and are reported at fair value. The following schedule summarizes the fair value of the Company's cash, cash equivalents and short-term investments (in thousands):

In May 1999, the Company entered into an operating lease for new office facilities in Menlo Park, California that expires in May 2004. Under the terms of this agreement, $805,000 of cash was pledged as collateral on an outstanding letter of credit and was classified as restricted cash at January 31, 2000. The restricted cash balance will be reduced by $109,000 after the first year of the lease and by $174,000 each year thereafter provided no event of default has occurred. The Company was in compliance with such covenants at January 31, 2000.

Concentration of credit risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, short-term investments and accounts receivable. Cash, cash equivalents and short-term investments are deposited with high credit, quality financial institutions. The Company's accounts receivable are derived from revenue earned from customers located primarily in the United States. The Company performs credit evaluations of its customers' financial condition and, generally, requires no collateral. The Company maintains an allowance for doubtful accounts receivable based upon the expected collectibility of such accounts.

                            % of Total Revenue    % of Accounts Receivable
                         -----------------------  -----------------------
                          1998    1999    2000     1998    1999    2000
                         ------- ------- -------  ------- ------- -------
  Customer A  ........        0%     25%     37%      12%     19%     46%
  Customer B  ........        0%      0%      0%      14%     13%      0%
  Customer C  ........        0%      0%      0%       0%     13%      0%
  Customer D  ........        0%      0%      6%       0%      0%     14%

Capitalization of internal-use software costs

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 is effective for financial statements for years beginning after December 15, 1998 and provides guidance on accounting for the costs incurred for computer software developed or obtained for internal use including the requirement to capitalize specified costs and amortization of such costs. The Company adopted the provisions of SOP 98-1 in its fiscal year beginning February 1999.

Product development costs include expenses incurred by the Company to maintain, monitor and manage the Company's web site. The Company recognizes web site development costs in accordance with Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." As such, the Company expenses all costs incurred that relate to the planning and post implementation phases of development. Costs incurred in the development phase are capitalized and recognized over the product's estimated useful life if the product is expected to have a useful life beyond one year. Costs associated with repair or maintenance of the existing site or the development of web site content are included in product development expense in the accompanying consolidated statement of income.

Property and equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally three years. Leasehold improvements are amortized over the shorter of the remaining term of the lease or the estimated useful lives of the assets.

Intangible Assets

Intangible assets consist of goodwill related to acquisition and an intangible assets related to equity issuance. These amounts are generally being amortized over two to four years using the straight-line method. Gross intangible asset was $12.4 million and related accumulated amortization was $1.5 million at January 31, 2000.

Impairment of long-lived assets

The Company periodically evaluates the carrying value of long-lived assets to be held and used, including but not limited to capital assets and intangible assets, when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long- lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost of disposal. No losses from impairment have been recognized in the financial statements.

Advertising

Advertising is expensed as incurred. Advertising and public relations expenses for the fiscal years ended January 1998, 1999 and 2000 totaled $536,000, $1,077,000 and $743,000, respectively.

Stock-based compensation

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees" using the multiple option approach and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock- Based Compensation." The Company accounts for equity instruments issued to non- employees in accordance with the provisions of SFAS 123 and the Emerging Issues Task Force in Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or In Conjunction with Selling, Goods or Services."

Income taxes

Income taxes are accounted for using an asset and liability approach which requires the recognition of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company's financial statements or tax returns. The measurement of current and deferred tax liabilities and assets are based on provisions of the enacted tax law; the effects of future changes in tax laws or rates are not anticipated. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.

Net loss per share

The Company computes net loss per share in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share" and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss attributed to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period excluding shares of Common Stock subject to repurchase. Such shares of common stock subject to repurchase for the fiscal years ended January 1998, 1999 and 2000 aggregated 275,464, 401,831 and 1,793,240, respectively. These shares primarily vest with the passage of time subject to continued employment by certain executives.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

                                                 Years Ended January 31,
                                       -----------------------------------------
                                           1998          1999          2000
                                       ------------- ------------- -------------
Net loss attributable to common
  stockholders  ....................... ($6,409,000) ($15,958,000) ($48,892,000)

Basic and diluted:
  Weighted-average shares of
    common stock outstanding  .........   3,873,540     4,474,073    11,277,032
  Less weighted-average shares
    subject to repurchase  ............    (337,005)     (516,681)   (1,799,396)
                                       ------------- ------------- -------------
Weighted-average shares used in
  computing basic and diluted
  net loss per common share  ..........   3,536,535     3,957,392     9,477,636

Basic and diluted net loss
  per common share  ...................      ($1.81)       ($4.03)       ($5.16)

The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive for the periods indicated:

                                                 Years Ended January 31,
                                       -----------------------------------------
                                           1998          1999          2000
                                       ------------- ------------- -------------
Weighted average effect of common stock
  equivalents:
  Common stock options  ..............      544,136     1,188,637     5,318,161
  Shares of common stock subject to
    repurchase  ..                          337,005       516,681     1,799,396
  Shares issuable pursuant to warrants
    to purchase common and convertible
    preferred stock  .................      351,386     2,814,579     4,734,208
  Shares of convertible preferred stoc
    on an "as if converted" basis  ...    6,804,929    10,568,524             3
                                       ------------- ------------- -------------
                                          8,037,456    15,088,421    11,851,768
                                       ============= ============= =============

Pro forma net loss per share (unaudited)

Pro forma net loss per share is computed using the weighted average number of shares of common stock outstanding, including the pro forma effects of the automatic conversion of the Company's series A, B and C preferred stock and the exercise of series B and E warrants into shares of the Company's common stock effective upon the closing of the Company's initial public offering as if such conversion occurred at the beginning of the period, or at the date of issuance, if later. The resulting pro forma adjustment for the fiscal year ended January 31, 1999 and 2000 includes (i) an increase in the weighted average shares used to compute the basic net loss per share of 10,959,969 and 34,763,152, respectively, and (ii) a decrease in the net loss attributable to common stockholders for the accretion of redeemable convertible preferred stock of $309,000 and $1,094,000, respectively. The calculation of diluted net loss per share excludes potential shares of common stock, as the effect of their inclusion would be anti-dilutive. Pro forma potential common stock consists of common stock subject to repurchase rights and incremental shares of common stock issuable upon the exercise of stock options.

Comprehensive income

Effective February 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130 ("SFAS 130"). "Reporting Comprehensive Income". SFAS 130 establishes standards for reporting comprehensive income and its components in financial statements. "Other Comprehensive Income" refers to revenues, expenses, gains and losses that are not included in net income but rather are recorded directly in stockholders' equity. Tax effects of comprehensive income (loss) are not considered material. The components of the comprehensive loss at January 31, 1999 and 2000 were as follows (in thousands):

                                                 January 31,
                                           ---------------------
                                              1999       2000
                                           ---------- ----------

   Net loss  .............................. ($15,649)  ($47,798)
   Unrealized loss on securities  .........       --       (195)
                                           ---------- ----------
   Comprehensive loss  .................... ($15,649)  ($47,993)
                                           ========== ==========

The components of the accumulated other comprehensive loss at January 31, 2000 and October 31, 1999 were as follows (in thousands):

                                           October 31, January 31,
                                              1999        2000
                                           ----------  ----------
   Unrealized loss on securities  .........    $  --       ($195)
                                           ----------  ----------
   Accumulated other comprehensive loss  ..    $  --       ($195)
                                           ==========  ==========

Segment information

Effective February 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information." The Company identifies its operating segments based on business activities and management responsibility. During the fiscal years ended January 31, 1998, 1999 and 2000, the Company operated in a single business segment providing Internet-based services.

Recent accounting pronouncements

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is effective for all fiscal quarters beginning with the quarter ending July 31, 1999. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133" which deferred the effective date until the fiscal quarter ending July 31, 2000. The adoption of SFAS No. 133 is not expected to have a material effect on the Company's results of operations, financial position or cash flows.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles (GAAP) to revenue recognition in financial statements. The Company is required to adopt SAB 101 in the second quarter beginning after December 15, 1999. Although the Company believes its revenue recognition policies are in accordance with GAAP, the Company is currently studying SAB 101 and has not determined its impact on the Company's financial statements.

In April 2000, FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44") was issued. FIN 44 clarifies the application of APB No. 25 for only certain issues. Among other issues, FIN 44 clarifies the definition of employee for purposes of applying APB No. 25, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in this interpretation over specific events that occur after either December 15, 1998 or January 12, 2000. The Company has not yet determined the impact, if any, of adopting FIN 44..

NOTE 2 - RELATED PARTY TRANSACTIONS:

In September 1997, the Company and United Air Lines entered into a service agreement with an initial term of one year with renewal options. Under the terms of the agreement, the Company receives a fixed fee per transaction processed together with additional variable amounts due for telephone call support and maintenance services. During the fiscal years ended January 31, 1998, 1999 and 2000, the Company provided services to United Air Lines, an investor of the Company. Services provided to the investor totaled (in thousands):

                                                 Year Ended January 31,
                                           --------------------------------
                                              1998       1999       2000
                                           ---------- ---------- ----------
   Transaction revenues  ..................      $47     $1,143     $6,920
   Professional services revenue  .........      145        351        341
                                           ---------- ---------- ----------
     Total  ...............................     $192     $1,494     $7,261
                                           ========== ========== ==========

Amounts due from United Air Lines totaled $111,000, $336,000 and $1,270,000 at January 31, 1998, 1999 and 2000, respectively. Commissions paid to United Air Lines totaled $0, $0 and $1,262,000 for the fiscal years ended January 31, 1998, 1999 and 2000, respectively.

NOTE 3 - BALANCE SHEET COMPONENTS:

The following is a summary of available for sale securities (in thousands):

                                                          January 31, 1999
                                            ---------------------------------------
                                                        Gross     Gross
                                            Amortized Unrealized Unrealized Fair
                                              Cost      Gains     Loss      Value
                                            --------- --------- --------- ---------
  Money market funds ...................      $3,725     $  --     $  --    $3,725
  Certificates of deposit ...............        629        --        --       629
  Corporate notes .......................      5,173        --        --     5,173
  U.S. government debt securities .......      4,889        --        --     4,889
  Foreign debt securities ...............      1,019        --        --     1,019
                                            --------- --------- --------- ---------
                                             $15,435     $  --     $  --   $15,435
                                            ========= ========= ========= =========
  Includes in cash and cash equivalents .     $7,901     $  --     $  --    $7,901
  Includes in short-term investment .....      7,534        --        --     7,534
                                            --------- --------- --------- ---------
                                             $15,435     $  --     $  --   $15,435
                                            ========= ========= ========= =========

                                                         January 31, 2000
                                            ---------------------------------------
                                                        Gross     Gross
                                            Amortized Unrealized Unrealized Fair
                                              Cost      Gains     Loss      Value
                                            --------- --------- --------- ---------
  Money market funds ....................     $14,564     $  --     $  --   $14,564
  Commerical paper ......................     81,958         2        22    81,938
  Corporate notes .......................     27,987        --       167    27,820
  U.S. government debt securities .......      1,001        --         3       998
  Foreign debt securities ...............      1,252        --         5     1,247
  Auction rate securities ...............     20,100        --        --    20,100
                                            --------- --------- --------- ---------
                                            $146,862        $2      $197  $146,667
                                            ========= ========= ========= =========
  Includes in cash and cash equivalents .    $76,930        $2      $189   $76,743
  Includes in short-term investment .....     69,932        --         8    69,924
                                            --------- --------- --------- ---------
                                            $146,862        $2      $197  $146,667
                                            ========= ========= ========= =========

The following is a summary of contractual maturities of the Company's available for sales securities (in thousands):

                                                   January 31,
                                              ---------------------
                                                 1999       2000
                                              ---------- ----------
Amounts maturing within one year  ...........   $15,435   $146,862
                                              ---------- ----------
                                                $15,435   $146,862
                                              ========== ==========

                                                            Year Ended
                                                            January 31,
                                                      ---------------------
                                                         1999       2000
                                                      ---------- ----------
Accounts receivable:
   Accounts receivable  ..............................   $1,743     $3,584
   Less:  Allowance for doubtful accounts  ...........     (540)      (450)
                                                      ---------- ----------
                                                         $1,203     $3,134
                                                      ========== ==========
Property and equipment, net:
   Computer equipment  ...............................   $4,055    $10,453
   Software  .........................................       --      1,689
   Furniture and fixtures  ...........................      537        970
   Leasehold improvements  ...........................    1,023      2,325
                                                      ---------- ----------
                                                          5,615     15,437
   Less:  Accumulated depreciation and amortization  .   (1,994)    (5,797)
                                                      ---------- ----------
                                                         $3,621     $9,640
                                                      ========== ==========

Equipment subject to capital leases included above totaled $5,244,000 and 10,292,000 at January 31, 1999 and 2000, respectively. Accumulated amortization on such equipment total $1,614,000 and $8,000,000 at January 31, 1999 and 2000, respectively.

Accrued liabilities consist of the following (in thousands):

                                                            Year Ended
                                                            January 31,
                                                      ---------------------
                                                         1999       2000
                                                      ---------------------
Accrued liabilities:
   Payroll and related expenses  .....................     $724     $1,822
   Bonuses and commission  ...........................       --      1,479
   Other  ............................................      943      2,338
                                                      ---------- ----------
     Total  ..........................................   $1,667     $5,639
                                                      ========== ==========

NOTE 4 - BORROWINGS:

In April 1997, the Company entered into a financing agreement with a bank, which provides for a term loan with borrowings up to $500,000 of capital expenditure purchases. Borrowings are secured by all of the Company's assets except leased assets. The term loan requires the Company to meet certain financial covenants including quick ratio, tangible net worth and profitability requirements. As of January 31, 2000, the term loan had been repaid and cancelled.

Equipment lease line

In April 1996, the Company entered into an equipment financing arrangement, which provided for borrowings of up to $250,000, secured by the assets acquired. In conjunction with the financing agreement, the Company issued a warrant to purchase 17,647 additional shares of series A redeemable convertible preferred stock with an exercise price of $1.1333 per share. The warrant can be exercised up to the earlier of May 2003 and two years from the effective date of the Company's initial public offering.

The Company determined that the fair value of the warrant approximated $10,000 using the Black Scholes model and has recorded the fair value as additional interest expense. In February 1998, the Company extended the equipment lease line to $3,250,000 through January 1999. The conditions and covenants of the extended agreement remain unchanged from the previous agreement. In association with this extension, the Company issued a warrant to purchase 54,216 shares of series B redeemable convertible preferred stock for $1.66 per share. The Company determined that the fair value of the warrant approximated $13,000 using the Black Scholes model and has recorded the fair value as additional interest expense.

In March 1997, the Company entered into another equipment financing arrangement, which provided for borrowings of up to $500,000, secured by the assets acquired. In February 1998, the Company extended the equipment lease line to $2,100,000 through January 1999. The conditions and covenants of the extended agreement remain unchanged from the previous agreement. In association with this extension, the Company issued warrants to purchase 28,916 shares of series B redeemable convertible preferred stock for $1.66 per share. The Company determined the fair value of the warrant approximated $15,000 using the Black Scholes model and has recorded the fair value as additional interest expense.

In June 1999, the Company entered into an agreement to extend the Company's then current $3,250,000 equipment lease line to $5,750,000 through June 2000. The conditions and covenants of the extended agreement remain unchanged from the previous agreement. In association with this extension, the Company issued warrants to purchase 19,500 shares of series B convertible preferred stock at a price equal to 85% of the next financing in excess of $10,000,000. The Company determined the fair value of the warrant approximately $121,000 using the Black Scholes model and has recorded the fair value as additional interest expense.

In November 1999, the Company entered into an equipment financing arrangement, which provided for borrowings of up to $700,000, secured by the assets acquired. The lease term commenced on December 1999, and is for 36 months.

NOTE 5 - COMMITMENTS:

Leases

The Company leases office space and equipment under non-cancelable operating and capital leases with various expiration dates through the year 2004. Rent expense for the years ended January 31, 1998, 1999 and totaled $196,000, $463,000 and $1,377,000, respectively.

In May 1999, the Company entered into an operating lease for new office facilities in Menlo Park, California that expires in May 2004. Under the terms of this agreement, $805,000 of cash was pledged as collateral on an outstanding letter of credit and was classified as restricted cash at January 31, 2000. The restricted cash balance will be reduced by $109,000 after the first year of the lease and by $174,000 each year thereafter provided no event of default has occurred. The Company was in compliance with such covenants at January 31, 2000.

In association with the lease arrangement, the Company issued warrants to purchase 16,407 share of series E convertible preferred stock at an exercise price equal to the next equity financing or $10 per share if the Company fails to close a financing by September 30, l999. The Company determined that the fair value of the warrant approximated $28,000 using the Black Scholes model with an exercise price of $10 and has recorded the fair value as additional interest expense in the second quarter of fiscal 2000.

Future minimum lease payments under all non-cancelable operating and capital leases, as of January 31, 2000, are as follows (in thousands):

                                                       Capital   Operating
                                                        Lease      Lease
                                                      ---------- ----------
Fiscal year Ending January 31,
   2001  .............................................   $4,095     $1,684
   2002  .............................................    3,171      1,516
   2003  .............................................    1,403      1,519
   2004  .............................................        7      1,535
   2005  .............................................       --        494
   Thereafter  .......................................       --         --
                                                      ---------- ----------
                                                          8,676     $6,748
   Less: Amount representing interest  ...............     (845) ==========
                                                      ----------
                                                          7,831
   Less:  Current portion  ...........................   (3,484)
                                                      ----------
   Long-term portion of capital lease obligation  ....   $4,347
                                                      ==========

The Company has entered into employment agreements with certain officers and employees of the Company. The agreements generally provide for annual bonuses and incentive stock options as determined by the board of directors as well as covenants not-to-compete during the employment term and for a period thereafter. The employment agreements also generally provide for severance in the event that the individual is terminated without cause.

NOTE 6 - REDEEMABLE CONVERTIBLE PREFERRED STOCK AND WARRANTS:

Convertible Preferred Stock

In April and June 1996, the Company issued 3,705,991 shares of series A convertible preferred stock at $1.133 per share. In April 1997, the Company issued 3,914,448 shares of series B convertible preferred stock at $1.66 per share. From May 1999 through September 1999, the Company issued 5,986,298 shares of series C convertible preferred stock at $5.125 per share. In September 1999, the Company issued 5,041,076 shares of series E convertible preferred stock at $12.50 per share. In November 1999, we repurchased 500,000 shares of series C convertible preferred stock and 200,000 shares of series E convertible preferred stock for an aggregate amount of $5.1 million. All outstanding shares of the Company's convertible preferred stock automatically converted into Common Stock on a one-for-one basis upon completion of the Company's initial public offering.

Warrants and options for Redeemable Convertible Preferred Stock

In connection with the issuance of series B redeemable convertible preferred stock on April 17, 1997, the Company issued warrants to purchase 391,445 additional shares of series B redeemable convertible preferred stock with an exercise price of $1.66 per share. The warrants can be exercised prior to April 2002. The Company determined the fair value of the warrants approximated $338,000 using the Black Scholes pricing model. This amount has been accreted ratably over the life of the instrument.

In April 1997, the Company issued a warrant to purchase 30,120 additional shares of series B redeemable convertible preferred stock with an exercise price of $1.66 per share in conjunction with a banking arrangement. The warrant can be exercised prior to April 15, 2002. The Company determined the fair value of the warrants approximated $25,000 and has recorded the fair value as additional interest expense in 1997.

In November 1999, the Company issued 278,876 shares of common stock for no proceeds in the cashless exercise of these warrants. Also, in November 1999, the Company issued 90,361 shares of common stock for $150,000 for cash exercise of these warrants.

In connection with the issuance of series C redeemable convertible preferred stock in May 1998, the Company is required, at the request of the holder, to immediately issue a warrant to purchase 807,698 additional shares of series C redeemable convertible preferred stock with an exercise price of $0.01 per share. Proceeds from the warrant totaled $4,139,000. The Company determined that the fair value of the warrant approximated the proceeds using the Black Scholes pricing model and included such amount in redeemable convertible preferred stock in the fiscal 1999 financial statements. The warrant is exercisable immediately and has an indefinite exercise period. Upon the closing of a public offering in which the Company's outstanding series C redeemable convertible preferred stock is converted into common stock, the warrant will be exercisable for the number of shares of common stock that would have resulted from the conversion of the warrant immediately prior to such public offering. In addition, on this date the Company granted the holder an option to purchase, at its choice, up to 2,473,392 shares of series C preferred stock at a price of $5.125 per share or, for a purchase price of $5.125 per share, a warrant to purchase up to 2,473,392 shares of series C preferred stock at an exercise price of $0.01 per share. As a result of an unsatisfied contingency, the holder currently has the right to receive either an option to purchase 1,424,539 shares of series C preferred stock or a warrant to purchase 1,424,539 shares of series C preferred stock. These options terminate on the earlier of November 10, 2000 or the date the Company is acquired. The Company valued the fixed portion of the option grant on the date of issuance at approximately $3.4 million using the Black Scholes pricing model. As discussed above, a portion of the total proceeds received was allocated to this instrument which resulted in a discount on the series C preferred stock that is being accreted ratably over the period from issuance until the first redemption date.

In calculating the fair value of the warrants the Company uses interest risk free rate of 5.5%, volatility rate of 70% and the respective instrument exercise period.

NOTE 7 - COMMON STOCK:

The Company has granted stock to certain founders and employees under a restricted stock plan. As of January 31, 2000, the Company had 231,355 shares of common stock that were subject to certain repurchase rights by the Company. The Company's right to repurchase such shares declines on a percentage basis, usually over three years, based on the length of the employees' continual employment with the Company.

On November 29, 1999 the Company completed an initial public offering in which it sold 5,750,000 shares of Common Stock, including 750,000 shares in connection with the exercise of the underwriters' over-allotment option, at $16.00 per share. The Company received $83.0 million in cash, net of underwriting discounts, commissions and other offering costs.

NOTE 8 - EMPLOYEE BENEFIT PLANS:

401(k) Savings Plan

The Company has a savings plan (the "Savings Plan") that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, participating employees may defer a percentage (not to exceed 25%) of their eligible pretax earnings up to the Internal Revenue Service's annual contribution limit. All employees on the United States payroll of the Company are eligible to participate in the Savings Plan. The Company is not required to contribute to the Savings Plan and has made no contributions since the plan's inception.

1996 Stock Option Plan

Under the Company's 1996 Stock Incentive Plan (the "Plan"), the Board of Directors may grant either incentive stock options ("ISO") or nonqualified stock options ("NSO"). ISOs may be granted only to Company employees (including officers and directors). NSOs may be granted either to Company's employees or consultants. There are 12,491,190 shares reserved under the Plan. As of January 31, 2000, the Company has 4,330,793 shares available for grant under the Plan.

Options under the plans may be granted for periods up to ten years and at prices no less than 85% of the estimated fair value of the shares on the date of grant as determined by the Board of Directors provided, however, that (i) the exercise price of an ISO may not be less than 100% of the estimated fair value of the shares on the date of grant, and (ii) the exercise price of an ISO granted to a 10% shareholder may not be less than 110% of the estimated fair value of shares on the date of grant. Options are exercisable immediately, subject to repurchase rights held by the Company which lapse over a maximum period of ten years, at such times and under such conditions as determined by the board of directors. Options generally vest at a rate of 12.5% after six months and 2.08% per month thereafter ratably over 42 months of service and generally have a term of 10 years.

Certain options exercised during the year ended January 31, 2000, were issued in exchange for notes receivable, which are fully recourse and additionally collateralized by the underlying shares of common stock and other personal property. These notes receivable are payable on the earlier of June 21, 2004 or 180 days after the borrower's employment with the Company terminates for any reason and bear interest at rates ranging from 5.22% to 5.37% of the unpaid principal balance each year. These notes receivable have been included in stockholders' equity.

1999 Stock Incentive Plan

The Company's Board of Directors approved the 1999 Stock Incentive Plan (the "Incentive Plan") on August 16, 1999 under which 5,000,000 shares have been reserved for issuance. In addition, any shares not issued under the 1996 Stock Plan will also be available for grant. The number of shares reserved under the Incentive Plan will automatically increase annually beginning on February 1, 2000 by the lesser of 3,000,000 shares or 4% of the total amount of shares of common stock outstanding. As of January 31, 2000, the Company has 4,989,760 shares available for grant under the Incentive Plan.

1999 Directors' Stock Option Plan

The Company's Board of Directors adopted the 1999 Directors' Stock Option Plan (the "Directors Plan") on August 16, 1999 under which 750,000 shares have been reserved for issuance. Each non-employee member of the board of directors on the date of the Company's initial public offering automatically received, on that date, an option to purchase 50,000 shares. Each non-employee director who joins the board after the effective date of the plan will receive an initial option of 50,000 shares. The initial options vest 25% at the end of year one, and the balance in 36 equal monthly installments. At each annual stockholder's meeting, beginning in 2000, each non-employee director will automatically be granted an annual option for 12,500 shares of the common stock. A new non-employee director who receives the initial option will not receive the 12,500 share annual option in the same calendar year. These options vest in equal monthly installments over the one-year period following the date of the grant. The exercise price of the option will be equal to the fair market value of the common stock on the option grant date. The non-employee directors' options have a 10-year term, and expire one year after a director leaves the board. Upon a change of control of the Company, the options become fully vested. Vesting also accelerates in the event of the optionee's death or disability.

The following table summarizes the activity under all the Plans for the fiscal years ending January 31, 1998, 1999 and 2000:

                                                              Fiscal Year Ended January 31,
                                          -----------------------------------------------------------------
                                                  1998                  1999                  2000
                                          --------------------  --------------------  ---------------------
                                                     Weighted              Weighted               Weighted
                                                      Average               Average                Average
                                                     Exercise              Exercise               Exercise
                                            Shares     Price      Shares     Price      Shares      Price
                                          ---------- ---------  ---------- ---------  ----------- ---------
Outstanding at beginning of period  .....   448,950     $0.10   1,081,525     $0.14    2,085,292     $0.65
  Granted  ..............................   965,350      0.15   1,554,250      0.83    7,292,712      2.85
  Exercised  ............................  (108,261)     0.10     (82,933)     0.13   (3,598,982)     0.97
  Cancelled  ............................  (224,514)     0.11    (467,550)     0.18     (391,320)     0.92
                                          ----------            ----------            -----------
Outstanding at end of period  ........... 1,081,525      0.14   2,085,292      0.65    5,387,702      4.95
                                          ==========            ==========            ===========

Outstanding exercisable at end of period  1,081,525             1,915,292              4,167,861
                                          ==========            ==========            ===========
Weighted average fair value of options
  granted during the period  ............               $0.81                 $3.88                  $4.00
                                                     =========             =========              =========

The following table summarizes information about stock options outstanding and exercisable at January 31, 1999:

                                Options Outstanding          Options Exercisable
                                at January 31, 1999           at January 31, 1999
                      ------------------------------------ ----------------------
                                    Weighted-
                         Number      Average    Weighted-    Number    Weighted-
                           of       Remaining    Average       of       Average
                         Shares    Contractual   Exercise    Shares     Exercise
   Exercise Prices    Outstanding  Life (Years)   Price    Exercisable   Price
--------------------- ------------ ------------ ---------- ----------- ----------
  $0.1000  .........      233,750          7.9    $0.1000     233,750    $0.1000
  $0.1600  .........      455,086          8.8    $0.1600     455,086    $0.1600
  $0.6000  .........      366,456          9.3    $0.6000     366,456    $0.6000
  $1.0000  .........    1,030,000          9.8    $1.0000     860,000    $1.0000
                      ------------                         -----------
                        2,085,292                           1,915,292
                      ============                         ===========

The following table summarizes information about stock options outstanding and exercisable at January 31, 2000:

                                                             Options Exercisable
                  Options Outstanding at January 31, 2000   at January 31, 2000
                  --------------------------------------- ----------------------
                                    Weighted-
                         Number      Average    Weighted-    Number    Weighted-
                           of       Remaining    Average       of       Average
                         Shares    Contractual   Exercise    Shares     Exercise
   Exercise Prices    Outstanding  Life (Years)   Price    Exercisable   Price
--------------------- ------------ ------------ ---------- ----------- ----------
  $0.1000  .........      126,834          7.1    $0.1000     126,834    $0.1000
  $0.1600  .........      218,451          7.7    $0.1600     218,451    $0.1600
  $0.6000  .........      192,827          8.3    $0.6000     192,827    $0.6000
  $1.0000  .........    2,288,676          9.1    $1.0000   2,084,206    $1.0000
  $3.0000  .........      284,800          9.5    $3.0000     278,133    $3.0000
  $7.0000  .........    1,044,325          9.5    $7.0000   1,043,450    $7.0000
  $12.5000 .........      533,460          9.7   $12.5000     223,960   $12.5000
  $13.0000 .........      691,100          9.8   $13.0000         --      $  --
  $26.1875 .........        8,240          9.8   $26.1875         --      $  --
                      ------------                         -----------
                        5,388,713                           4,167,861
                      ============                         ===========

Employee Stock Purchase Plan

The Company's Board of Directors adopted the Employee Stock Purchase Plan (the "Purchase Plan") on August 16, 1999 under which 2,500,000 shares have been reserved for issuance. The number of Common Stock reserved for issuance under the Purchase Plan shall automatically increase to restore the number of shares of Common Stock available for issuance to its original level of 2,500,000 as of June 1 of each year, beginning with June 1, 2000. The Purchase Plan enables eligible employees to purchase Common Stock at 85% of the lower of the fair market value at the beginning and the end of each designated purchase period. In the case of the first purchase period under the Purchase Plan, the fair market value of the Company's Common Stock is the price at which one share of Common Stock is offered to the public in the initial public offering. As of January 31, 2000, there have been no shares issued under the Purchase Plan and 2,500,000 are available for future issuance.

Unearned Compensation

In connection with certain stock option grants the Company recognized unearned compensation which is being amortized over the vesting periods of the related options, usually four years. The total unearned compensation recorded by the Company from August 7, 1995 (inception) through January 31, 2000 was $47,611,000. The fair value per share used to calculate unearned compensation was derived by reference to the preferred stock values and initial public offering price, reduced by a nominal discount factor. Future compensation charges are subject to reduction for any employee who terminated employment prior to the expiration of such employee's option vesting period. The amortization of unearned compensation during the fiscal year ended January 31, 1998, 1999 and 2000 totaled $87,000, $1,919,000 and $22,185,000, respectively. Additionally, the Company recorded unearned compensation for restricted common stock granted to service providers, which is being amortized over the related vesting period.

Fair Value Disclosures

The Company has adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," which establishes a fair value based method of accounting for stock-based compensation plans. In accordance with the provisions of SFAS No. 123, the Company applies APB Opinion 25 and related Interpretations in accounting for its stock option and stock purchase plans and accordingly, do not record compensation costs. If the Company had elected to recognized costs based on fair value of the options granted at grant date as prescribed by SFAS No. 123, net loss and net loss per share would have been reduced to the pro forma amounts indicated in the table below (in thousands, except per share amounts):

                                          Year Ended January 31,
                                    -----------------------------
                                      1998      1999      2000
                                    --------- --------- ---------
Net loss:
  As reported....................    ($6,409) ($15,958) ($48,892)
  Pro-forma......................     (6,440)  (16,543)  (53,516)
Basic and diluted net loss
  per share:
  As reported....................     ($1.81)   ($4.03)   ($5.16)
  Pro-forma......................      (1.82)    (4.18)    (5.65)

The value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                          Year Ended January 31,
                                    -----------------------------
                                      1998      1999      2000
                                    --------- --------- ---------
Expected life (years)  ..........          4         4         2
Risk-free interest rate  ........       6.48%     5.14%     5.89%
Expected volatility  ............          0%        0%       75%
Dividend yield  .................          0%        0%        0%

NOTE 9 - INCOME TAXES:

No provisions for income taxes were recorded from inception through January 31, 1999 and 2000 as the Company incurred net operating losses during the period.

The components of the Company's net deferred tax assets consist of the following (in thousands):

                                                   January 31,
                                              -------------------
                                                1999      2000
                                              --------- ---------
  Net operating loss carryforwards  .......     $7,920    $1,074
  Other reserves and accruals  ............        545    15,888
  Fixed assets  ...........................         --       699
                                              --------- ---------
    Total deferred tax assets  ............      8,465    17,661
  Less: valuation allowance  ..............     (8,465)  (17,661)
                                              --------- ---------
                                                 $  --     $  --
                                              ========= =========

Reconciliation of the statutory federal income tax to the Company's effective tax:

                                                   January 31,
                                              -------------------
                                                1999      2000
                                              --------- ---------
  Tax at federal statutory rate  ..........        -34%      -34%
  State, net of federal benefit  ..........         -2%       -2%
  Change in valuation allowance  ..........         36%       19%
  Cheap stock amortization  ...............          0%       17%
  Other  ..................................          0%        0%
                                              --------- ---------
  Provision for taxes  ....................         -0%       -0%
                                              ========= =========

Management believes, based on the available objective evidence, that sufficient uncertainty exists regarding the realization of the deferred tax assets such that a full valuation allowance has been recorded.

At January 31, 2000, the Company had approximately $41.0 million of federal and $24.0 million of state net operating tax loss carryforwards available to offset future taxable income. Such carryforwards expire in varying amounts through 2020. Under the Tax Reform Act of 1986, the amounts of and the benefit from net operating loss carryforwards may be impaired or limited in certain circumstances. Events which may cause limitations in the utilization of net operating losses in any one year include, but are not limited to, a cumulative stock ownership change of greater then 50%, as defined, over a three year period. Such change may have occurred as a result of the preferred stock issuance.

NOTE 10 - ACQUISITION:

In July 1999, the Company entered into an agreement to purchase certain assets of Oasis Reservation Services, Inc. in Fort Lauderdale, Florida. The purchase price totaled $2.45 million, which comprised of $800,000 cash and a $1,650,000 convertible note. The note bears interest at a rate of 5% per annum and is payable in full on April 14, 2000. The note is convertible into redeemable convertible preferred stock or common stock of the Company. The note holder may elect to convert this note into shares of equity securities issued by the Company, either through a private placement or an initial public offering at the price of the respective offering. This right shall terminate on the earlier of the note maturity date or the closing of the IPO. The note shall be convertible into the number of shares of equity securities based on the principal amount of the note plus accrued and unpaid interest divided by the price paid for the equity securities by third parties. In November 1999, the holder of the convertible note elected to convert this note into 162,412 shares of the Company common stock.

This acquisition was accounted for using the purchase method of accounting. The aggregate purchase price was allocated to the net assets acquired, based upon their respective fair market value with the remainder allocated to intangible assets, including goodwill. The Company is amortizing goodwill and other intangible assets on a straight-line basis over 24 months.

The following summarizes the unaudited pro forma results of operations, on a combined basis, as if the acquisition occurred as of the beginning of each of the periods presented, after including the impact of certain adjustments such as amortization of costs in excess of net assets acquired. This information may not necessarily be indicative of the future combined results of operations of the Company (in thousands, except per share amount):

                                                   Year Ended
                                                   January 31,
                                              -------------------
                                                1999      2000
                                              --------- ---------
Net revenue  ..............................     $6,447   $15,452
Net loss  .................................    (16,464)  (48,778)
Basic and diluted net loss per share  .....     ($4.16)   ($1.20)

NOTE 11 - SUBSEQUENT EVENTS

In February 2000, the Company paid $1.0 million in cash to purchase 134,229 shares of Series B Preferred Stock of Encryptix, Inc., a subsidiary of Stamps.com. Encryptix's Internet-based technology enables sellers and distributors of tickets and financial instruments to deliver value-bearing instruments such as tickets, vouchers, boarding passes, checks and gift certificates over the Internet through a customer's existing laser or inkjet printer. As of the purchase date, the Company's investment in Encryptix, Inc. represent less then 5% voting interest and will be accounted for under the cost method.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSUE

Not Applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

See the information set forth in the section entitled "Proposal No. 1 - Election of Director" in GetThere's Proxy Statement for the 2000 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of GetThere's fiscal year ended January 31, 2000 (the "2000 Proxy Statement"), which is incorporated herein by reference, and the information set forth in the section entitled "Executive Officers of the Registrant", Part I, Item 4A of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from the 2000 Proxy Statement under the caption "Executive Compensation and Other Matters."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference from the 2000 Proxy Statement under the caption "Stock Ownership of Certain Beneficial Owners and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference from the 2000 Proxy Statement under the caption "Certain Relationships and Related Transactions."

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORT ON FORM 8- K

(a) 1. Financial Statements

See Item 8 of this Form 10-K.

  Financial Statement Schedules

The following financial statement schedule of GetThere for each of the years ended January 31, 1998, 1999 and 2000 should be read in conjunction with the Consolidated Financial Statements, and related notes thereto, of GetThere.

                                    Balance at  Charged
                                    beginning   to costs             Balance at
                                        of        and       Deduc-     end of
Description                           period    Expenses    tions      period
----------------------------------- ---------- ---------- ---------- ----------
Year ended January 31, 1998:
  Allowance for doubtful accounts..      ($74)      ($99)       $18      ($155)

Year ended January 31, 1999:
  Allowance for doubtful accounts..      (155)      (390)         5       (540)

Year ended January 31, 2000:
  Allowance for doubtful accounts..      (540)        --         89       (451)

3. Exhibits

Exhibit No. Description

2.1** Form of Agreement and Plan of Reincorporation.

3.1** Amended and Restated Certificate of Incorporation of the Registrant.

3.2** Amended and Restated Bylaws of the Registrant.

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

10.6** Employment Agreement between Gadi Maier and the Registrant, dated January 11, 1999.

10.7** Employment Agreement between Eric Sirkin and the Registrant, dated November 16, 1998.

10.8** Employment Agreement between Kenneth R. Pelowski and the Registrant, dated March 25, 1999.

10.9** Employment Agreement between Richard D.C. Whilden and the Registrant, dated March 1, 1999.

10.10** Commercial Lease Agreement for facility at 4045 Campbell Avenue, Menlo Park, California.

10.11** Commercial Lease Agreement for call center facility in Fort Lauderdale, Florida.

10.12**+ Services Agreement between United Airlines and the Registrant.

10.13**+ Subscriber Services Agreement between Apollo Galileo USA Partnership and the Registrant.

10.14**+ Web Services and Travel Agreement between American Express and the Registrant.

10.15** Amended and Restated Shareholders Agreement.

10.16** Standstill and Bring Along Agreement between American Express and the Registrant.

10.17** Master Lease Agreement between Comdisco, Inc. and the Registrant.

10.18** Master Equipment Lease between Phoenix Leasing, Inc. and the Registrant.

10.19** General Security Agreement between Imperial Bank, Inc. and the Registrant.

10.20** Form of Warrant issued to Phoenix Leasing, Inc. by the Registrant.

10.21** Form of Warrant issued to Imperial Bank, Inc. by the Registrant.

10.22** Form of Warrant which may be issued to Covia by the Registrant.

10.23** Form of Nonstatutory Stock Option Agreement issued to Covia by the Registrant.

10.24** Form of Warrant issued to Covia by the Registrant.

10.25** Form of Warrant issued to Northwest Airlines by the Registrant.

10.26** Form of Warrant issued to America West Airlines by the Registrant.

10.27** Form of Warrant issued to American Express for 730,023 shares of preferred stock by the Registrant.

10.28** Form of Warrant issued to American Express for another 730,023 shares of preferred stock by the Registrant.

10.29** Internet Data Center Services Agreement between Exodus Communications, Inc. and the Registrant.

10.30**+ FlightRez Agreement between Northwest Airlines and the Registrant.

10.31**+ Services Agreement between America West Airlines and the Registrant.

23.1 Consent of PricewaterhouseCoopers LLP, independent accountants.

24.1** Power of Attorney.

27.1 Financial Data Schedule.

---------------------

** Previously filed in the Company's Registration Statement (No. 333-87191), declared effective on November 22, 1999.

+ Confidential treatment requested as to certain portions of these exhibits.

  No reports on Form 8-K have been filed with the Securities and Exchange Commission during the three months ended January 31, 2000.

GETTHERE.COM, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GETTHERE.COM, INC.

Date: April 20, 2000

By:	/s/ Gadi Maier

Gadi Maier
President, Chief Eexecutive Officer and Director

Date: April 20, 2000

By:	/s/ Kenneth R. Pelowski

Kenneth R. Pelowski
Chief Operating Officer, Chief Financial Officer and Director

Date: April 20, 2000

By:	/s/ Richard D. C. Whilden

Richard D. C. Whilden
Chairman of the Board

Date: April 20, 2000

By:	/s/ Daniel Whaley

Daniel Whaley
Chief Technology Officer and Director

Date: April 20, 2000

By:	/s/ Christopher Bowers

Christopher Bowers
Director

Date: April 20, 2000

By:	/s/ Frederic F. Brace

Frederic F. Brace
Director

Date: April 20, 2000

By:	/s/ Jeffrey D. Brody

Jeffrey D. Brody
Director

Date: April 20, 2000

By:	/s/ William R. Hambrecht

William R. Hambrecht
Director

Date: April 20, 2000

By:	/s/ Jonathan Linen

Jonathan Linen
Director

Date: April 20, 2000

By:	/s/ John Ueberroth

John Ueberroth
Director

Date: April 20, 2000

By:	/s/ Dale J. Vogel

Dale J. Vogel
Director