Form 10-K/A
period 2000-01-31
GETTHERE COM
filed 2000-05-11
CIK 1094202

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
AMENDMENT NO. 1

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

COMMON STOCK, $0.0001 PAR VALUE
(Title of Class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [     ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.4054 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

The Registrant hereby amends and restates in its entirety Part II, Item 8 of its Annual Report on Form 10-K for the fiscal year ended January 31, 2000 as set forth in the pages attached thereto.

GetThere.com, Inc. (the "Company"), by this Form 10-K/A, Amendment No. 1 to Form 10-K, hereby amends Item 8 of Part II of the Annual Report on Form 10-K of the Company for the year ended January 31, 2000.

EXPLANATORY NOTE TO AMENDMENT NO. 1 TO 2000 ANNUAL REPORT ON FORM 10-K

In this Amendment the Company is revising the table under the caption "Concentration of Credit Risk" in Note 1 to its Consolidated Financial Statements and is omitting the reference under the caption "1999 Stock Incentive Plan" in Note 8 to its Consolidated Financial Statements to the availability under the 1999 Stock Incentive Plan of unused shares under the 1996 Stock Plan.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, Item 8 of Part II to the 2000 Annual Report as amended by this Amendment is set forth in its entirety on pages numbered 2 through 24.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

GetThere.com, Inc.

(Registrant)
Dated: May 10, 2000

By:	/s/ Kenneth R. Pelowski

Kenneth R. Pelowski
(Signing on behalf of Registrant as a duly authorized officer of Registrant and as the Principal Financial Officer of Registrant)

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
May 10, 2000

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

GETTHERE.COM, INC.
Notes to Consolidated Financial Statements

Note 1 - THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

GetThere.com, Inc. ("GetThere" or the "Company") was incorporated as Internet Travel Network in California on August 7, 1995. The Company changed its name to GetThere.com, Inc. on July 15, 1999. GetThere is a leading provider of Internet- based business-to-business travel procurement and supply solutions primarily for businesses and travel suppliers. The Company's Internet-based solutions are designed to reduce current inefficiencies in the travel procurement and supply process by decreasing the role of intermediaries, such as travel agents, by providing customers with valuable travel information and by streamlining the internal procurement and supply processes of the Company's customers. The Company offers corporate customers a service that allows the Corporation's employees to gain access to a restricted web site where they can make travel reservations. GetThere customizes the web site, provides the software and servers which processes the reservation, provides reports on reservation activities, answers phone inquiries and either prints and delivers tickets, or passes the reservation to the Company's travel agent for ticketing. The Company offers Travel Suppliers and other customers public web sites where customers can make travel reservations. GetThere provides the software and servers that process the reservation, provides phones and email based traveler support, prints and delivers tickets, and provides reporting on travel activities.

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

Revenue recognition

All revenues arise from providing Internet-based services. Transaction revenues are largely derived from on-line orders, hosting fees, advertising, and traveler support services. Hosting fees are charged to gain access to the Company's on-line travel reservation service. Support fees are charged to customers who elect to utilize traveler support services, and are earned on either a fixed monthly basis or per minute of call time used. Revenues from on-line hotel and car reservations are recognized when the commission is received. Commission revenues from on-line air travel reservations are recognized upon the completion of the transaction. Completion is generally defined as either the placement of an order with a third-party supplier or the fulfillment of an order by printing and delivering tickets, depending upon the nature of the agreement with the customer. Hosting fees are recognized monthly when invoiced. Advertising revenues are primarily derived from advertising contracts in which the Company is obligated to provide a minimum number of "impressions" or times that an advertisement is viewed. Advertising revenues are recognized as a percentage of completion of the guaranteed minimum number of impressions is achieved, provided that no significant obligations remain. If obligations remain, revenues from advertising are deferred until such obligations are fulfilled. Revenues from traveler support services are recognized as the services are performed.

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

                           % of Total Revenue    % of Accounts Receivable
                         -----------------------  -----------------------
                          1998    1999    2000     1998    1999    2000
                         ------- ------- -------  ------- ------- -------
  Customer A  ........       --%     25%     47%      12%     19%     46%
  Customer B  ........       --%     --%     --%      14%     13%     --%
  Customer C  ........       --%     --%     --%      --%     13%     --%
  Customer D  ........       --%     --%      6%      --%     --%     14%

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

Stock-based compensation

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees" using the multiple option approach and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock- Based Compensation." The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS 123 and the Emerging Issues Task Force in Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or In Conjunction with Selling, Goods or Services."

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

The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive for the periods indicated:

                                                 Years ended January 31,
                                       -----------------------------------------
                                           1998          1999          2000
                                       ------------- ------------- -------------
Weighted average effect of common
  stock equivalents:
  Common stock options  ..............      544,136     1,188,637     5,318,161
  Shares of common stock subject to
    repurchase  ..                          337,005       516,681     1,799,396
  Shares issuable pursuant to warrants
    to purchase common and convertible
    preferred stock  .................      351,386     2,814,579     4,734,208
  Shares of convertible preferred
    stock on an "as if converted"
    basis  ...........................    6,804,929    10,568,524             3
                                       ------------- ------------- -------------
                                          8,037,456    15,088,421    11,851,768
                                       ============= ============= =============

Pro forma net loss per share (unaudited)

Pro forma net loss per share is computed using the weighted average number of shares of common stock outstanding, including the pro forma effects of the automatic conversion of the Company's series A, B and C preferred stock and the exercise of series B and E warrants into shares of the Company's common stock effective upon the closing of the Company's initial public offering as if such conversion occurred at the beginning of the period, or at the date of issuance, if later. The resulting pro forma adjustment for the fiscal year ended January 31, 1999 and 2000 includes (i) an increase in the weighted average shares used to compute the basic net loss per share of 10,959,969 and 34,763,152, respectively, and (ii) a decrease in the net loss attributable to common stockholders for the accretion of redeemable convertible preferred stock of $309,000 and $1,094,000, respectively. The calculation of diluted net loss per share excludes potential shares of common stock, as the effect of their inclusion would be anti-dilutive. Pro forma potential common stock consists of common stock subject to repurchase rights and incremental shares of common stock issuable upon the exercise of stock options. The following table presents the unaudited pro forma net loss per share (in thousands, except per share amounts):

                                                        Years Ended January 31,
                                                     ---------------------------
                                                         1999          2000
                                                     ------------- -------------

Pro forma net loss  ..........................           ($15,649)     ($47,798)

Shares used in computing pro forma basic
  and diluted net loss per common share  .....             14,917        33,136

Pro forma basic and diluted net loss
  per common share  ..........................             ($1.05)       ($1.44)

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

NOTE 3 - BALANCE SHEET COMPONENTS:

The following is a summary of available-for-sale securities (in thousands):

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
                                            ========= ========= ========= =========

The following is a summary of contractual maturities of the Company's available-for-sales securities (in thousands):

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
                                                      ========== ==========

Equipment subject to capital leases included above totaled $5,244,000 and $10,292,000 at January 31, 1999 and 2000, respectively. Accumulated amortization on such equipment total $1,614,000 and $8,000,000 at January 31, 1999 and 2000, respectively.

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

NOTE 5 - COMMITMENTS:

Leases

The Company leases office space and equipment under non-cancelable operating and capital leases with various expiration dates through the year 2004. Rent expense for the years ended January 31, 1998, 1999 and 2000 totaled $196,000, $463,000 and $1,377,000, respectively.

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
                                              ========= =========

Reconciliation of the statutory federal income tax to the Company's effective tax:

                                                   January 31,
                                              -------------------
                                                1999      2000
                                              --------- ---------
  Tax at federal statutory rate  ..........        -34%      -34%
  State, net of federal benefit  ..........         -2%       -2%
  Change in valuation allowance  ..........         36%       19%
  Cheap stock amortization  ...............          -%       17%
  Other  ..................................          -%        -%
                                              --------- ---------
  Provision for taxes  ....................          -%        -%
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