Form 10-Q
period 2000-04-30
GETTHERE COM
filed 2000-06-13
CIK 1094202

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2000 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.    YES [X] NO [   ],

Although the registrant has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the period that the registrant was required to file such reports, the registrant did not become subject to such filing requirements until the registration of certain shares of its common stock pursuant to a registration statement on Form S-1 was declared effective by the Securities and Exchange Commission on November 22, 1999.

On June 5, 2000, 33,426,232 shares of the registrant's common stock were issued and outstanding.

GetThere.com, Inc.
Report On Form 10-Q For The
Quarter Ended April 30, 2000
INDEX

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

GETTHERE.COM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

                                                       April 30,     January 31,
                                                         2000           2000
                                                    -------------  -------------
                                                     (unaudited)
ASSETS:
Current assets:
  Cash and cash equivalents  .......................     $76,087        $78,314
  Short-term investments  ..........................      47,010         69,932
  Accounts receivable, net .........................       4,182          3,134
  Prepaid expenses and other current assets  .......       1,716          1,436
                                                    -------------  -------------
    Total current assets  ..........................     128,995        152,816

Property and equipment, net  .......................      10,275          9,640
Other assets  ......................................       1,141            815
Long-term investments  .............................      17,797           --
Intangible assets  .................................      10,304         10,907
                                                    -------------  -------------
      Total assets  ................................    $168,512       $174,178
                                                    =============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
  Accounts payable  ................................      $2,010         $1,894
  Accrued liabilities  .............................       6,220          5,639
  Deferred revenue  ................................       2,711          2,402
  Capital lease obligation, current  ...............       3,557          3,484
                                                    -------------  -------------
    Total current liabilities  .....................      14,498         13,419

Capital lease obligations, long-term  ..............       4,075          4,347
                                                    -------------  -------------
    Total liabilities  .............................      18,573         17,766
                                                    -------------  -------------

Stockholders' equity:
  Common stock .....................................           5              5
  Additional paid-in capital  ......................     258,699        256,871
  Note receivable from stockholders  ...............      (4,261)        (2,528)
  Unearned compensation  ...........................     (20,036)       (24,311)
  Accumlated other comprehensive loss  .............        (326)          (195)
  Accumulated deficit  .............................     (84,142)       (73,430)
                                                    -------------  -------------
    Total stockholders' equity .....................     149,939        156,412
                                                    -------------  -------------
      Total liabilities and stockholders' equity ...    $168,512       $174,178
                                                    =============  =============

See accompanying notes to condensed consolidated financial statements.

GETTHERE.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

                                        Three Months Ended
                                             April 30,
                                      ---------------------
                                         2000       1999
                                      ---------- ----------
                                           (unaudited)
Revenues:
  Transaction  ......................    $6,103     $1,930
  Professional service  .............       532        380
                                      ---------- ----------
    Total revenues  .................     6,635      2,310

Cost of revenues  ...................     4,328      1,655
                                      ---------- ----------
Gross profit  .......................     2,307        655

Operating expenses:
  Research and development  .........     2,016        873
  Sales and marketing  ..............     2,893      1,580
  General and administrative  .......     5,872      2,376
  Stock-based compensation  .........     4,275      3,523
                                      ---------- ----------
    Total operating expenses  .......    15,056      8,352
                                      ---------- ----------
Loss from operations  ...............   (12,749)    (7,697)

Interest income (expense), net  .....     2,037        (12)
                                      ---------- ----------
Net loss  ...........................   (10,712)    (7,709)
Accretion of series B, C, and E
  redeemable convertible preferred
  stock  ............................       --        (102)
                                      ---------- ----------
Net loss attributable to common
  stockholders ......................  ($10,712)   ($7,811)
                                      ========== ==========
Basic and diluted net loss per
  share  ............................    ($0.35)    ($1.89)
                                      ========== ==========
Shares used in computing basic and
  diluted net loss per share  .......    30,962      4,123
                                      ========== ==========

See accompanying notes to condensed consolidated financial statements.

GETTHERE.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                       Three Months Ended
                                                            April 30,
                                                    ------------------------
                                                        2000         1999
                                                    -----------  -----------
                                                    (unaudited)  (unaudited)
Cash Flows From Operating Activities:
  Net loss  ........................................  ($10,712)     ($7,709)
  Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation and amortization  .................     1,765          478
    Amortization of unearned compensation  .........     4,275        3,523
    Changes in assets and liabilities:
      Accounts receivable  .........................    (1,049)          50
      Accounts payable  ............................       116        2,421
      Accrued liabilities  .........................       581          340
      Deferred revenue  ............................       309          115
      Prepaid expenses and other assets  ...........      (606)        (299)
                                                    -----------  -----------
        Net cash used in operating activities           (5,321)      (1,081)
                                                    -----------  -----------
Cash Flows From Investing Activities:
  Purchase of property and equipment  ..............    (1,795)      (3,510)
  Proceeds from sale of short-term investments .....     8,125        1,246
  Purchase of investments  .........................    (3,131)           --
                                                    -----------  -----------
        Net cash provided by (used in)
          investing activities .....................     3,199       (2,264)
                                                    -----------  -----------
Cash Flows From Financing Activities:
  Proceeds from borrowing on capital lease
    obligations  ...................................        21        1,387
  Principal payments on capital lease obligations ..      (220)        (188)
  Payment on bank borrowings  ......................        --          (47)
  Proceeds from issuance of common stock  ..........        94           31
                                                    -----------  -----------
        Net cash provided by (used in)
          financing activities .....................      (105)       1,183
                                                    -----------  -----------
Net Decrease in Cash and Cash Equivalents  .........    (2,227)      (2,162)
Cash and Cash Equivalents at Beginning of Period  ..    78,314        8,268
                                                    -----------  -----------
Cash and Cash Equivalents at End of Period  ........   $76,087       $6,106
                                                    ===========  ===========

See accompanying notes to condensed consolidated financial statements.

GETTHERE.COM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT
(UNAUDITED)

Note 1. The Company and Basis of Presentation

GetThere is a leading provider of Internet-based business-to-business travel procurement and supply solutions primarily for businesses and travel suppliers. The Company is incorporated in Delaware and began operations in 1995, and operates in a single business segment providing Internet-based services.

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

The unaudited condensed consolidated financial statements have been prepared by the Company and reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for fair presentation of the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending January 31, 2001. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted under the Securities and Exchange Commission's rules and regulations. These unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the Company's audited consolidated financial statements and notes for the year ended January 31, 2000, included in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on April 21, 2000.

Note 2. Net Loss Per Share

The following table presents the calculation of basic and diluted net loss per common share (in thousands, except share and per share data):

                                      Three Months Ended
                                          April 30,
                                 -------------------------
                                     2000         1999
                                 ------------ ------------
Net loss attributable to common
  stockholders  ................    ($10,712)     ($7,811)

Basic and diluted:
  Weighted-average shares of
   common stock outstanding  ...  32,757,747    4,571,739
  Less:  Weighted-average common
   shares subject to repurchase   (1,795,976)    (448,719)
                                 ------------ ------------
Weighted-average shares used
  in computing basic and diluted
  net loss per common share   ..  30,961,771    4,123,020

Basic and diluted net loss per
  share  .......................      ($0.35)      ($1.89)

We have excluded all warrants, outstanding stock options and shares subject to repurchase by the Company from the calculation of diluted net loss per common share because all such securities are anti-dilutive for the periods presented. The total numbers of shares excluded from the calculation of diluted loss per share are as follows:

                                    Three Months Ended
                                          April 30,
                                 -------------------------
                                     2000         1999
                                 ------------ ------------
Weighted average effect of
  common stock equivalents:
   Common stock options.........   3,965,099      679,711
   Shares of common stock
     subject to repurchase  ....   1,795,976      448,719
   Shares issuable pursuant to
     warrants to purchase common
     and convertible preferred
     stock  ....................   7,028,724    3,772,171
   Shares of convertible
     preferred stock on an "as
     if converted" basis........           3   11,731,314
                                 ------------ ------------
                                  12,789,802   16,631,915
                                 ------------ ------------

Note 3. Comprehensive Income

Effective February 1, 1998, the Company adopted the provision of Statement of Financial Accounting Standards (SFAS) No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. "Other Comprehensive Income" refers to revenues, expenses, gains and losses that are not included in net income but rather are recorded directly in stockholders' equity. Tax effects of comprehensive income (loss) are not considered material. The following table presents the calculation of comprehensive loss (in thousands).

                                      Three Months Ended
                                          April 30,
                                 -------------------------
                                     2000         1999
                                 ------------ ------------
Net loss  ......................    ($10,712)     ($7,709)
Unrealized loss on securities ..        (131)         --
                                 ------------ ------------
Comprehensive loss  ............    ($10,843)     ($7,709)
                                 ============ ============

Note 4. Significant Accounting Policies

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

Product development costs include expenses incurred by the Company to maintain, monitor and manage the Company's web site. The Company recognizes web site development costs in accordance with Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." As such, the Company expenses all costs incurred that relate to the planning and post implementation phases of development. Costs incurred in the development phase are capitalized and recognized over the product's estimated useful life if the product is expected to have a useful life beyond one year. Costs associated with repair or maintenance of the existing site or the development of web site content are included in product development expense in the accompanying consolidated statement of operations. During the three months ended April 30, 2000, the Company capitalized $391,000 and amortized $65,000 of Web development costs.

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

In connection with certain stock option grants the Company recognized unearned compensation which is being amortized over the vesting periods of the related options, usually four years. The total unearned compensation recorded by the Company from August 7, 1995 (inception) through April 30, 2000 was $47,611,000. The fair value per share used to calculate unearned compensation was derived by reference to the preferred stock values and initial public offering price, reduced by a nominal discount factor. Future compensation charges are subject to reduction for any employee who terminated employment prior to the expiration of such employee's option vesting period. The amortization of unearned compensation during the three months ended April 30, 2000 and 1999, was $4.3 million and $3.5 million, respectively. Additionally, the Company recorded unearned compensation for restricted common stock granted to service providers, which is being amortized over the related vesting period.

Note 5. Commitments

In April 2000, the Company entered into an operating lease for 13,000 square feet in Dallas, Texas, which expires in May of 2004. Rent expense over the term of this lease will total $1.3 million.

Note 6. Recent Pronouncements

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

In April 2000, FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44") was issued. FIN 44 clarifies the application of APB No. 25 for only certain issues. Among other issues, FIN 44 clarifies the definition of employee for purposes of applying APB No. 25, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in this interpretation cover specific events that occur after either December 15, 1998 or January 12, 2000. The Company has not yet determined the impact, if any, of adopting FIN 44.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, the information in this discussion and analysis contains forward-looking statements. Words such as "may", "will", "should", "estimate", "predict", "potential", "continue", "strategy", "believe", "anticipate", "plan", "expect", "intend" and similar expressions are intended to identify forward-looking statements. These statements are based upon current expectations that involve risks and uncertainties, and our actual results and the timing of certain events may differ significantly from the results discussed in forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in this Item 2, including the section entitled "Risk Factors". Readers should not place undue reliance on these forward-looking statements, and we undertake no obligation to revise or publicly release the results of any revision to them. Readers are urged to also review the risk factors contained in other documents filed with the Securities and Exchange Commission ("SEC") from time to time, including our Annual Report on Form 10-K, as filed with the SEC on April 21, 2000.

Overview

GetThere is a leading provider of Internet-based business-to-business travel procurement and supply solutions. We were incorporated in August 1995 as Internet Travel Network Inc., and we changed our name to GetThere.com, Inc. in July 1999. In 1995, we launched our www.itn.net Web site, an Internet-based travel reservation system targeted at consumers and small businesses. In response to interest from Internet-based content and electronic commerce providers and travel agencies, we began to offer travel services for these companies' Web sites. In 1996, we introduced our service to businesses. In 1997, we introduced our service to travel suppliers. In 1998, we continued to expand our customer base of businesses, and we expanded our relationship with United Air Lines to include online offerings of unused capacity and the ability to provide online one-way ticket upgrades. In 1999, we continued to expand our relationship with United Air Lines by offering online frequent flyer mileage redemption. In 2000, we combined our previous offerings to businesses, travel suppliers and Internet-based content and electronic commerce providers into a new service called the GetThere Marketplace.

In September 1999, we entered into an agreement with American Express Travel Related Services Company, Inc. ("American Express") under which it agreed to promote and sell our Internet-based travel procurement services to its customers and potential customers. In January 2000, we transferred our www.itn.net Web site to American Express in order to increase our focus on the business-to-business market.

We generate revenues primarily from processing travel-related transactions, such as booking and ticketing reservations, and performing professional services. These revenues are generated from business customers, travel suppliers and other customers using our GetThere Marketplace. Transaction revenues are comprised primarily from per transaction fees charged to businesses and travel suppliers, commissions earned in connection with making on-line travel related reservations, and providing related traveler support services for customers seeking technical and travel assistance. In addition, our transaction revenues include fees received from computer reservation system companies for making travel reservations on their computer reservation system, hosting fees charged to gain access to our services and the sale of advertising on the Web sites of some of our customers. Transaction revenues are recognized as the transactions are performed or when the commission is received or, with respect to hosting fees, when invoiced. In the case of advertising, we recognize revenues on a per impression basis after a specified minimum number of impressions have been delivered. Professional service revenues primarily consist of implementation and customization fees associated with the deployment and on-going customization of our solutions. Professional service revenues are recognized over the term of the underlying contract for standard implementations and on a percentage of completion basis for custom development work.

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

United Air Lines, one of our principal stockholders through its wholly owned subsidiary Covia LLC, directly accounted for $2.9 million and $692,000 , or approximately 43.6% and 30.0%, of our total revenues for the three months ended April 30, 2000 and 1999, respectively.

We have experienced and expect to continue to experience seasonality in our business, reflecting seasonal fluctuations in the travel industry and Internet usage. Business travel bookings typically decline during the fourth quarter of each calendar year due to decreased business travel during the holiday season. Furthermore, consumer travel bookings typically increase during the second quarter of each calendar year in anticipation of summer travel. Internet usage and the rate of growth of such usage typically decline during the summer.

Results of Operations

The following table sets forth certain statements of operations data as a percentage of revenues for the periods indicated. The data has been derived from the unaudited condensed consolidated financial statements contained in this Form 10-Q which, in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the interim periods. The operating results for any period should not be considered indicative of results for any future period. This information should be read in conjunction with the Financial Statements and Notes thereto included in the Company's Form 10-K. The following table sets forth our results of operations as a percentage of revenues:

                                        Three Months Ended
                                             April 30,
                                      ---------------------
                                         2000       1999
                                      ---------- ----------
                                           (unaudited)
Revenues:
  Transaction  ......................      92.0%      83.5%
  Professional service  .............       8.0%      16.5%
                                      ---------- ----------
    Total revenues  .................     100.0%     100.0%

Cost of revenues  ...................      65.2%      71.6%
                                      ---------- ----------
Gross profit  .......................      34.8%      28.4%

Operating expenses:
  Research and development  .........      30.4%      37.8%
  Sales and marketing  ..............      43.6%      68.4%
  General and administrative  .......      88.5%     102.9%
  Stock-based compensation  .........      64.4%     152.5%
                                      ---------- ----------
    Total operating expenses  .......     226.9%     361.6%
                                      ---------- ----------
Loss from operations  ...............    -192.1%    -333.2%

Interest income (expense), net  .....      30.7%      -0.5%
                                      ---------- ----------
Net loss  ...........................    -161.4%    -333.7%
                                      ========== ==========

Comparison of Three Months Ended April 30, 1999 and 2000

Revenues. Revenues increased 187.2% from $2.3 million for the three months ended April 30, 1999 to $6.6 million for the three months ended April 30, 2000, due primarily to an increase in the number of transactions from businesses, travel suppliers and Internet-based content and electronic commerce providers. Transaction revenues increased 216.2% from $1.9 million for the three months ended April 30, 1999 to $6.1 million for the three months ended April 30, 2000. This increase was primarily due to an increase in the number of transactions processed which resulted from increased use of our services by our existing customers, the addition of new customers, and the growth in hosting revenues from new and existing customers. The number of transactions grew 157.3% from 234,000 for the three months ended April 30, 1999 to 603,000 for the three months ended April 30, 2000. Professional service revenues increased 40.0 % from $380,000 for the three months ended April 30, 1999 to $532,000 for three months ended April 30, 2000. This increase was primarily due to an increased number of implementations.

In March 2000, United Air Lines notified us that because its call centers have excess capacity, it intends to transfer most of the support activities we currently perform for it back to United. The transfer will likely commence in November 2000 and continue through March 2001. During the three months ended April 30, 2000, we recognized $1.4 million of support revenue from United Air Lines. The anticipated loss of this support could have a material impact on our revenues.

Cost of Revenues. Our cost of revenues increased from $1.7 million, or 71.6% of revenues for the three months ended April 30, 1999 to $4.3 million, or 65.2% of revenues for the three months ended April 30, 2000. This increase resulted primarily from the hiring and training of additional personnel for customer support, professional services, data center operations, and costs associated with integrating our dedicated traveler support center. Our gross margins increased from 28.4% for the three months ended April 30, 1999 to 34.8% for the three months ended April 30, 2000, reflecting economies of scale as we increase our transactions and revenue over a cost base which is partially fixed. We expect our cost of revenues will increase in absolute dollars for the foreseeable future.

Research and Development. Research and development expenses increased from $873,000, or 37.8% of revenues for the three months ended April 30, 1999 to $2.0 million or 30.4% of revenues for the three months ended April 30, 2000. The increase in dollars was primarily due to the addition of personnel and equipment to support the continued development of our services, which was partially offset by an increase in capitalization of internal use software and web-site development costs, net of amortization, of $326,000. We believe that continued research and development expenditures are necessary to maintain our competitive position and meet our strategic goals, and therefore we expect that these costs will continue to increase in absolute dollar amounts in future periods.

Sales and Marketing. Sales and marketing expenses increased from $1.6 million or 68.4% of revenues for the three months ended April 30, 1999 to $2.9 million or 43.6% of revenues for the three months ended April 30, 2000. The increase in dollars was primarily due to the addition of personnel, increased promotional expenditures, and increased expenses associated with the sale and distribution of our services. We believe these expenses will continue to increase in absolute dollar amounts in future periods as we expect to continue to expand our sales and marketing efforts.

General and Administrative. General and administrative expenses consist of payroll and related expenses for management, accounting and administrative personnel, depreciation of equipment and software, insurance, recruiting, professional services, facilities and other general corporate expenses. General and administrative expenses increased from $2.4 million or 102.9% of revenues for the three months ended April 30, 1999 to $5.9 million or 88.5% of revenues for the three months ended April 30, 2000. This increase was due primarily to the increase in costs associated with our new facility, an increase in the number of employees focused on general and administrative functions, recruiting costs, depreciation and other general corporate expenses. We expect general and administrative expenses to increase in absolute dollars in future periods.

Stock-Based Compensation. We recorded aggregate amortization of stock-based compensation of $3.5 million for the three months ended April 30, 1999 and $4.3 million for the three months ended April 30, 2000.

Interest Income (Expense), Net. Net interest income (expense), includes income from our cash investments, net of expenses related to our financing obligations. Net interest expense of $12,000 for the three months ended April 30, 1999 increased to net interest income of $2.0 million for the three months ended April 30, 2000. The increase is primarily attributable to higher invested cash balances as a result of our private equity placements and our initial public offering during the third and fourth quarters of fiscal 2000.

Liquidity and Capital Resources

We have financed our operations primarily through sales of capital stock, bank loans and equipment leases. As of April 30, 2000, we had $141 million in cash, cash equivalents and investments, and $114 million in working capital.

Net cash used in operating activities was $5.3 million for the three months ended April 30, 2000, primarily attributable to our net loss of $10.7 million and an increase in accounts receivable and prepaid expenses of $1.7 million, partially offset by depreciation and amortization of $1.8 million, amortization of unearned compensation of $4.3 million, and an increase in accounts payable and accrued liabilities of $697,000. Net cash used in operating activities of $1.1 million for the three months ended April 30, 1999 was primarily attributable to our net loss of $7.7 million, partially offset by amortization of unearned compensation of $3.5 million, an increase in accounts payable and accrued liabilities of $2.8 million resulting from increased expenses, and depreciation and amortization of $478,000.

Net cash provided by investing activities of $3.2 million for the three months ended April 30, 2000, was primarily attributable to proceeds from the sale of short-term investments of $8.1 million, partially offset by purchases of property and equipment of $1.8 million, and $3.1 million used for purchases of long term investments. Net cash used in investing activities of $2.3 million for the three months ended April 30, 1999 was primarily attributable to $3.5 million used for purchases of property and equipment offset by the sale of short term investments for $1.2 million.

Net cash used by financing activities for the three months ended April 30, 2000 of $105,000 was attributable to principle payments on capital lease obligations of $220,000 Net cash provided by financing activities for the three months ended April, 30, 1999 of $1.2 million was primarily attributable to securing $1.4 million of capital lease borrowings offset by principle lease payments of $188,000.

Computer equipment represents our largest category of purchases of property and equipment, and we expect to continue to invest significantly in computer equipment to support the growth in the number of transactions we process and the amount of data we store in our systems. We have established data center operations in Sterling, Virginia and in Santa Clara, California at Exodus Communications, an external service provider, to improve our disaster recovery capabilities and add additional processing capability to better serve our customers in the eastern portion of the United States and Europe. The expansion of our data center operations and the Texas engineering development center will increase our future expenditures for property and equipment. We also have two equipment lease lines. One line is for $2.1 million and is fully drawn. Our other line is for $5.8 million, $5.2 million of which was used at April 30, 2000.

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

RISK FACTORS

In addition to other information in this Form 10-Q, the following risk factors should be carefully considered in evaluating GetThere and its business because such factors currently may have a significant impact on GetThere's business, operating results and financial condition.

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

We will devote a significant amount of our resources to satisfy our obligations under our agreement with American Express. Our agreement with American Express is likely to require the use of a significant amount of our resources, including our management and technical personnel. This could impair our ability to develop other aspects of our business, which could seriously harm our results of operations if we are unable to generate a significant amount of revenues from our agreement with American Express. In addition, we are required to reimburse American Express a portion of its fees if we do not deliver a minimum number of unique users to American Express.

We have incurred significant net losses to date and expect to continue to incur net losses for the foreseeable future. Since our inception we have incurred significant net losses and negative cash flow. We expect net losses and negative cash flow to continue for the foreseeable future, and we may never be profitable. We incurred net losses of $10.7 million for the three months ended April 30, 2000. As of April 30, 2000, we had an accumulated deficit of $84.1 million. We anticipate that our losses will increase significantly from current levels as we continue to increase our operating expenses in each of our operating expense categories. In addition, we expect the rate at which these losses will be incurred will increase significantly from current levels. We expect these additional costs and expenses to be related to:

  developing and implementing the American Express travel procurement services for businesses;
  developing Web sites for Northwest Airlines and Trans World Airlines;
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

Our quarterly operating results may fluctuate in future periods and we may fail to meet expectations. We believe quarter- to-quarter comparisons of our revenues and operating results are not necessarily meaningful because of quarterly fluctuations, and that such comparisons may not be accurate indicators of future performance. Consequently, in future quarters our operating results may fall below the expectations of investors and, as a result, the price of our common stock may fall. The operating results of companies in the travel and electronic commerce industries have in the past experienced significant quarter-to-quarter fluctuations. We will likely experience similar fluctuations due to a number of factors, any of which, if not adequately addressed may adversely affect the long-term viability of our business. These factors include:

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

We currently expect that a majority of our revenues for the foreseeable future will come from fees paid to us by our business and airline supplier customers who access our GetThere Marketplace and from commissions earned from travel suppliers. The volume and timing of these fees and commissions are difficult to predict because the market for our services is in its infancy. As with other companies in our industry, our operating expenses, which include sales and marketing, research and development and general and administrative expenses, are based on our expectations of future revenues and are relatively fixed in the short term. As a result, a delay in generating or recognizing revenue for any reason could cause significant variations in our operating results from quarter to quarter and could result in greater than expected operating losses.

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

Our results of operations will be harmed by charges associated with our payment of stock-based compensation and charges associated with other securities issuance by us. We expect to incur a significant amount of amortization in future periods, which will negatively effect our operating results. We amortized approximately $4.3 million of stock-based compensation for the three months ended April 30, 2000. We would incur additional amortization charges in the future if we were to issue new grants of stock- based compensation at below market value.

Our long and variable sales cycle depends upon factors outside our control and could cause us to expend significant time and resources prior to earning associated revenues. The typical sales cycle of our services is long and unpredictable, requires pre- purchase evaluation by a significant number of employees in our customers' organizations and involves a significant investment decision by our customers. These lengthy sales cycles will have a negative impact on the timing of our revenues, especially our realization of transaction revenues, and may cause our revenues and operating results to vary significantly from period to period. Our sales cycle is affected by the business conditions and budgetary cycles of each prospective customer. Many of our potential customers are large enterprises that generally take longer to make significant purchases. Moreover, a purchase decision by a potential customer typically requires the approval of several senior decision-makers. Our sales cycle for our larger business customers and travel suppliers is generally between six and nine months, although it has on occasion lasted significantly longer.

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
  providers of online travel products and services to consumers, such as Priceline.com, expanding its market to connect business- to-business market online;
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

We rely on United Air Lines for a significant portion of our transaction revenues, and the termination of this relationship would adversely affect our business. United Air Lines, one of our principal stockholders, has been our primary travel supplier customer since November 1997. Any disruption of our relationship with United Air Lines could leave us with excess overhead, as well as with a loss of significant revenue, either of which would significantly harm our business and operating results as well as our reputation for providing services to travel suppliers. For the three months ended April 30, 2000, we derived approximately $2.9 million directly and $716,000 indirectly from United Air Lines, accounting for an aggregate of approximately 54.3% of our total revenues. During this period, United Air Lines has also accounted for substantially all of our revenues from our travel supplier customers. We expect that in the near term the percentage of our revenues derived from United Air Lines will increase. Our services agreement with United Air Lines can be terminated by us or United Air Lines for any reason by providing the other party with notice 180 days prior to termination. In addition, as our primary customer, we dedicate a significant amount of our resources to United Air Lines.

In March 2000, United Air Lines notified us that because its call centers have excess capacity, it intends to transfer most of the support activities we currently perform for it back to United. The transfer will likely commence in November 2000 and continue through March 2001. During the three months ended April 30, 2000, we recognized $1.4 million of support revenue from United Air Lines. The anticipated loss of this support could have a material impact on our revenues.

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

We have limited experience with widespread deployment of our travel procurement and supply services. If we cannot support large-scale deployments, our business and operating results will be significantly harmed. Only a limited number of our business and travel supplier customers have used our GetThere Marketplace services on a large scale. Our primary source of revenue is expected to come from transaction fees derived from the use of our GetThere Marketplace; therefore, our ability to support large numbers of transactions is critical to our success. Our ability to provide effective and timely support for our services depends on our ability to:

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

In addition, our customers require our GetThere Marketplace to be highly scalable. We must be able to rapidly accommodate a large increase in the number of users. If we are unable to achieve this level of scalability in a timely manner, our business and operating results could be significantly harmed.

We have experienced significant growth in our business in recent periods, and failure to manage our growth could strain our management and other resources. We may fail to successfully offer our services and develop new customer relationships, which could significantly harm our business and operating results. In addition, we have recently integrated the operations of our recently acquired call center in Fort Lauderdale, Florida, moved our headquarters from Palo Alto, California to Menlo Park, California and established an engineering development facility in Dallas, Texas. These efforts are expensive and put a significant strain on our management and other resources. We continue to increase the scope of our operations and grow our headcount substantially. At January 31, 1998, we had a total of 74 employees, and at April 30, 2000 we had a total of 347 employees. We expect to hire a significant number of new employees in the near future. This growth has placed, and our anticipated future operations will continue to place, a significant strain on our management, systems and resources and on our internal training capabilities. If we fail to effectively manage our growth, our business and operating results will be significantly harmed.

To manage future growth effectively, we must maintain and enhance our financial and accounting systems and controls, manage expanded operations and attract, train, integrate and retain key employees, including those in our engineering, operations, sales and marketing and support organizations. We will need to increase our customer support staff to serve new customers and the expanding needs of our existing customers. However, hiring qualified customer support personnel, as well as sales, marketing, administrative and research and development personnel, is very competitive in our industry, particularly in the San Francisco Bay Area, where we are headquartered, due to the high demand for people with the necessary technical skills and understanding of the Internet. We expect to face greater difficulty attracting these personnel with equity incentives as a public company than we did as a privately held company. We may not be able to attract, integrate, assimilate or retain highly qualified personnel in the future. Our business will not continue to grow and could be significantly harmed if we are unable to attract qualified personnel.

Our operating results are substantially dependent on the success of our GetThere Marketplace, and a reduction in sales or our inability to significantly increase sales of our services, would significantly harm our business. We expect to derive a substantial portion of our revenues from our GetThere Marketplace service, and we have not yet generated any profits from sales of these services. If we are unable to generate significant revenues from our GetThere Marketplace, or if we are unable to generate profits from these services, our business and operating results would be significantly harmed. We need to significantly increase sales of our services, including access to our GetThereMarketplace. Our services may not successfully compete with those of our competitors, and we may not be able to enhance our services or develop new services to meet customer needs. In addition, we have in the past offered equity rights to potential customers in connection with the sale of our services. In the future, we expect to decrease offering equity rights to potential customers, which may make sales of our services more difficult. Furthermore, businesses and travel suppliers may choose to develop their own Internet-based travel services.

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

We currently transact a significant amount of our business through the Galileo International computer reservation system. If our agreement to use the Galileo International system were terminated, we would be unable to process travel transactions for a significant number of our customers. Our agreement with Galileo may be terminated by either party to the agreement if the other party becomes insolvent or ceases or suspends its operations, or if the other party fails to perform its obligations under the agreement and this failure continues for a period of 30 business days.

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

Our strategy to expand internationally may not succeed and makes us much more susceptible to risks from international operations. We intend to increase our international sales capabilities and operational presence. However, we may not succeed at this. Our international business activities are subject to a variety of risks, including:

  reduced intellectual property protection in some countries could allow others using our technology to compete against us or otherwise misappropriate our intellectual property;
  the potential for significant penalties if we do not comply with a wide variety of complex foreign laws and treaties;
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

We rely on Exodus Communications to host and maintain our systems. We rely on Exodus Communications to provide us with and maintain the facilities, power and climate control necessary to operate our computer hardware and software. If Exodus fails to adequately host or maintain our systems, our services could be disrupted and our business and operating results could be significantly harmed. Exodus currently provides these hosting and maintenance services for our computer hardware used to process travel-related transactions. Our agreement with Exodus has a term of six months and is automatically renewable for additional six- month terms. This agreement may be terminated by either party upon 60 days' notice to the other party.

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

If the protection of our trademarks and other proprietary rights is inadequate, our business could be harmed. Our means of protecting our proprietary rights may not be adequate. We rely on patent, trademark and copyright law, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to protect our proprietary rights. These legal protections afford only limited protection for our trade secrets and other intellectual property. In addition, effective patent, trademark, service mark, copyright and trade secret protection may not be available in every country in which we offer our services. Unauthorized parties may attempt to copy or otherwise obtain and use our solutions or technology and our competitors could independently develop similar technology.

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

We may be subject to potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of the terms GetThere. Any claims or customer confusion related to our trademarks, or our failure to obtain trademark registration, would harm our business. We are aware of a pending trademark application in the European Union filed by a company for the mark GETTHERE!. We have discussed the rights related to this mark with this company, but we have not resolved this matter. If it is determined that this mark is validly held by this company, we may be unable to use the mark in the European Union, which could significantly harm our ability to expand our brand awareness and business operations in the European Union. We also use, and our customers use, trade names, trademarks and other similar intellectual property of travel suppliers on Web sites supported or hosted by us. This use may result in claims of infringement or misuse brought by the owners of this intellectual property. Any claims or disputes of this type may also damage the relationships we have with travel suppliers and preclude us from using travel supplier trade names and other intellectual property, either of which could significantly harm our business and operating results.

If we engage in acquisitions, we will incur a variety of costs, and the anticipated benefits of the acquisition may never be realized. We expect to acquire or invest in businesses and to acquire technologies, services or products that we believe are a strategic fit with our business. The process of integrating an acquired business, technology, service or product may result in unforeseen operating difficulties and expenditures and may divert significant management attention from the ongoing development of our business, which could impair our relationships with our current employees, customers and strategic partners. Moreover, we may be unable to maintain uniform standards, controls, procedures and policies in connection with any acquisition, and we may fail to realize the anticipated benefits of any acquisition. Future acquisitions or equity investments could result in potentially dilutive issuance of equity securities, a decrease of our cash, cash equivalents and short-term investments, the incurrence of debt, contingent liabilities and amortization expenses related to goodwill and other intangible assets, any of which could significantly harm our business and operating results.

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

Our officers, directors and entities affiliated with our officers and directors beneficially own approximately 68% of our common stock. Our executive officers, directors and entities affiliated with our executive officers and directors, in the aggregate, beneficially own approximately 68% of our outstanding common stock as of April 30, 2000. If they act together, they will be able to influence matters requiring stockholder approval, including the election of directors and the approval of mergers or other business combination transactions. To the extent these stockholders can prevent the approval of a merger or acquisition, other stockholders may not be able to recognize a premium on their shares.

United Air Lines and American Express have significant influence over our management and business decisions. Covia, a wholly owned subsidiary of United Air Lines and the beneficial owner of approximately 26% of our common stock as of April 30, 2000 has the right to elect and has elected two members to our board of directors.

American Express, the beneficial owner of approximately 14% of our common stock as of April 30, 2000 has the right to elect and has elected one member to our board of directors.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We develop products in the United States and market our products in North America and Europe. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. As all sales are currently made in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in cash equivalents and short-term instruments. Due to the short-term nature of our cash equivalents and investments, we believe that there is no material risk exposure. Any investments with a maturity date greater than 12 months are invested in high-quality corporate issues and, by policy, are limited by the amount of credit exposure to any one issuer. The Company protects and preserves its invested funds by limiting default, market and reinvestment risk. Therefore, no quantitative tabular disclosures are required.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings.

Not applicable.

ITEM 2. Changes in Securities and Use of Proceeds

(a) Changes in Securities

During the quarter ended April 30, 2000, we granted options to purchase 2,337,585 shares of common stock to employees, consultants, and other service providers of GetThere.com under our 1999 Stock Incentive Plan.

During the quarter ended April 30, 2000 , employees, consultants, and other service providers of GetThere.com exercised options for 417,448 shares of common stock.

During the quarter ended April 30, 2000 , warrants for 71,863 shares of common stock were exercised on a net basis. 67,663 shares of common stock were issued for these warrants.

(d) Use of Proceeds

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

ITEM 3. Default Upon Senior Securities.

Not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

ITEM 5. Other Information.

Not applicable.

ITEM 6. Exhibits and Reports on Form 8-K.

3. Exhibits

Exhibit Number	Description
2.1**	Form of Agreement and Plan of Reincorporation.
3.1**	Amended and Restated Certificate of Incorporation of the Registrant.
3.2**	Amended and Restated Bylaws of the Registrant.
4.1**	Amended and Restated Investors' Rights Agreement.
4.2**	Specimen Certificate of the Registrant's common stock.
10.1**	Form of Indemnification Agreement entered into between the Registrant and its directors and officers.
10.2**	1996 Stock Incentive Plan (as amended and restated on February 16, 1999).
10.3**	1999 Stock Incentive Plan.
10.4**	1999 Directors' Stock Option Plan.
10.5**	1999 Employee Stock Purchase Plan.
10.6**	Employment Agreement between Gadi Maier and the Registrant, dated January 11, 1999.
10.7**	Employment Agreement between Eric Sirkin and the Registrant, dated November 16, 1998.
10.8**	Employment Agreement between Kenneth R. Pelowski and the Registrant, dated March 25, 1999.
10.9**	Employment Agreement between Richard D.C. Whilden and the Registrant, dated March 1, 1999.
10.10**	Commercial Lease Agreement for facility at 4045 Campbell Avenue, Menlo Park, California.
10.11**	Commercial Lease Agreement for call center facility in Fort Lauderdale, Florida.
10.12**+	Services Agreement between United Air Lines and the Registrant.
10.13**+	Subscriber Services Agreement between Apollo Galileo USA Partnership and the Registrant.
10.14**+	Web Services and Travel Agreement between American Express and the Registrant.
10.15**	Amended and Restated Shareholders Agreement.
10.16**	Standstill and Bring Along Agreement between American Express and the Registrant.
10.17**	Master Lease Agreement between Comdisco, Inc. and the Registrant.
10.18**	Master Equipment Lease between Phoenix Leasing, Inc. and the Registrant.
10.19**	General Security Agreement between Imperial Bank, Inc. and the Registrant.
10.20**	Form of Warrant issued to Phoenix Leasing, Inc. by the Registrant.
10.21**	Form of Warrant issued to Imperial Bank, Inc. by the Registrant.
10.22**	Form of Warrant which may be issued to Covia by the Registrant.
10.23**	Form of Nonstatutory Stock Option Agreement issued to Covia by the Registrant.
10.24**	Form of Warrant issued to Covia by the Registrant.
10.25**	Form of Warrant issued to Northwest Airlines by the Registrant.
10.26**	Form of Warrant issued to America West Airlines by the Registrant.
10.27**	Form of Warrant issued to American Express for 730,023 shares of preferred stock by the Registrant.
10.28**	Form of Warrant issued to American Express for another 730,023 shares of preferred stock by the Registrant.
10.29**	Internet Data Center Services Agreement between Exodus Communications, Inc. and the Registrant.
10.30**+	FlightRez Agreement between Northwest Airlines and the Registrant.
10.31**+	Services Agreement between America West Airlines and the Registrant.
24.1**	Power of Attorney.
27.1	Financial Data Schedule.

_____________________

** Previously filed in the Company's Registration Statement (No. 333-87191), declared effective on November 22, 1999.

+ Confidential treatment requested as to certain portions of these exhibits.

(b) No reports on Form 8-K have been filed with the Securities and Exchange Commission during the three months ended April 30, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GETTHERE.COM, INC.

(Registrant)
Dated: June 13, 2000

By:	/s/ Kenneth R. Pelowski

Kenneth R. Pelowski
Chief Operating Officer and Chief Financial Officer