Form 10-K/A
period 2000-01-31
GETTHERE COM
filed 2000-06-29
CIK 1094202

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
AMENDMENT NO. 2

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

COMMON STOCK, $0.0001 PAR VALUE
(Title of Class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [     ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.4054 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

The undersigned Registrant hereby amends and restates in its entirety Item 8 of Part II of the Annual Report on Form 10-K for the fiscal year ended January 31, 2000.

The only change is to revise the date of the Report of Independent Accountants to February 22, 2000 to correct for a typographical error in the previous amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 2 to its Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

GetThere.com, Inc.

(Registrant)
Dated: June 28, 2000

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