Form 10-Q
period 2000-07-31
GETTHERE INC
filed 2000-09-14
CIK 1094202

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2000 or

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO _____________

Commission file number 000-28105

GETTHERE Inc.
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

On September 1, 2000, 35,118,411 shares of the registrant's common stock were issued and outstanding.

GetThere Inc.
Report On Form 10-Q For The
Quarter Ended July 31, 2000
INDEX

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

GETTHERE INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

                                                       July 31,      January 31,
                                                         2000           2000
                                                    -------------  -------------
                                                     (unaudited)
ASSETS:
Current assets:
  Cash and cash equivalents  ......................      $69,523        $78,314
  Short-term investments  .........................       29,580         69,932
  Restricted cash..................................          696            805
  Accounts receivable, net ........................        4,828          3,134
  Prepaid expenses and other current assets  ......        2,219            631
                                                    -------------  -------------
    Total current assets  .........................      106,846        152,816

Property and equipment, net  ......................       11,540          9,640
Other assets  .....................................          483            815
Long-term investments  ............................       21,059           --
Intangible assets  ................................       21,670         10,907
                                                    -------------  -------------
      Total assets  ...............................     $161,598       $174,178
                                                    =============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
  Accounts payable  ...............................       $1,841         $1,894
  Accrued liabilities  ............................        5,750          5,639
  Deferred revenue  ...............................        3,298          2,402
  Capital lease obligations, current  .............        3,581          3,484
                                                    -------------  -------------
    Total current liabilities  ....................       14,470         13,419

Capital lease obligations, long-term  .............        3,334          4,347
                                                    -------------  -------------
    Total liabilities  ............................       17,804         17,766
                                                    -------------  -------------

Stockholders' equity:
  Common stock ....................................            5              5
  Additional paid-in capital  .....................      261,362        256,871
  Note receivable from stockholders  ..............       (5,172)        (2,528)
  Unearned compensation  ..........................      (17,556)       (24,311)
  Accumlated other comprehensive loss  ............         (146)          (195)
  Accumulated deficit  ............................      (94,699)       (73,430)
                                                    -------------  -------------
    Total stockholders' equity ....................      143,794        156,412
                                                    -------------  -------------
      Total liabilities and stockholders' equity ..     $161,598       $174,178
                                                    =============  =============

See accompanying notes to condensed consolidated financial statements.

GETTHERE INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

                                        Three Months Ended     Six Months Ended
                                             July 31,              July 31,
                                      --------------------- ---------------------
                                         2000       1999       2000       1999
                                      ---------- ---------- ---------- ----------
                                           (unaudited)           (unaudited)
Revenues:
  Transaction  ......................    $7,330     $2,932    $13,433     $4,862
  Professional service  .............       452        356        984        736
                                      ---------- ---------- ---------- ----------
    Total revenues  .................     7,782      3,288     14,417      5,598

Cost of revenues  ...................     4,696      2,318      9,024      3,973
                                      ---------- ---------- ---------- ----------
Gross profit  .......................     3,086        970      5,393      1,625

Operating expenses:
  Research and development  .........     2,641        946      4,657      1,819
  Sales and marketing  ..............     3,641      2,032      6,534      3,612
  General and administrative  .......     6,469      4,597     12,341      6,973
  Stock-based compensation  .........     3,022      5,893      7,297      9,416
                                      ---------- ---------- ---------- ----------
    Total operating expenses  .......    15,773     13,468     30,829     21,820
                                      ---------- ---------- ---------- ----------
Loss from operations  ...............   (12,687)   (12,498)   (25,436)   (20,195)

Interest income (expense), net  .....     2,130       (137)     4,167       (149)
                                      ---------- ---------- ---------- ----------
Net loss  ...........................   (10,557)   (12,635)   (21,269)   (20,344)
Accretion of series B, C, and E
  redeemable convertible preferred
  stock  ............................         0       (102)         0       (204)
                                      ---------- ---------- ---------- ----------
Net loss attributable to common
  stockholders ......................  ($10,557)  ($12,737)  ($21,269)  ($20,548)
                                      ========== ========== ========== ==========
Basic and diluted net loss per
  share  ............................    ($0.33)    ($3.17)    ($0.68)    ($5.05)
                                      ========== ========== ========== ==========
Shares used in computing basic and
  diluted net loss per share  .......    31,588      4,019     31,293      4,071
                                      ========== ========== ========== ==========

See accompanying notes to condensed consolidated financial statements.

GETTHERE INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                       Six Months Ended
                                                            July 31,
                                                    ------------------------
                                                        2000         1999
                                                    -----------  -----------
                                                    (unaudited)  (unaudited)
Cash Flows From Operating Activities:
  Net loss  .......................................   ($21,269)    ($20,344)
  Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation and amortization  ................      3,986        1,828
    Common stock issued for services...............          0        1,625
    Amortization of unearned compensation  ........      7,297        7,791
    Provision for doubtful accounts................          0          115
    Non cash interest expense......................          0          175
    Changes in assets and liabilities:
      Accounts receivable  ........................     (1,436)         345
      Restricted cash..............................        109         (805)
      Accounts payable  ...........................       (191)       2,264
      Accrued liabilities  ........................        (98)         564
      Deferred revenue  ...........................        368           48
      Prepaid expenses and other assets  ..........     (1,173)        (459)
                                                    -----------  -----------
        Net cash used in operating activities......    (12,407)      (6,853)
                                                    -----------  -----------
Cash Flows From Investing Activities:
  Purchase of property and equipment  .............     (2,864)      (5,234)
  Acquisition of business..........................    (13,743)        (800)
  Net proceeds from sale of investments ...........     19,293        4,299
                                                    -----------  -----------
        Net cash provided by (used in)
          investing activities ....................      2,686       (1,735)
                                                    -----------  -----------
Cash Flows From Financing Activities:
  Proceeds from borrowing on capital lease
    obligations  ..................................        186        4,308
  Principal payments on capital lease obligations .     (1,102)        (707)
  Payment on bank borrowings  .....................         --          (94)
  Proceeds from exercise of stock options..........      1,846          119
                                                    -----------  -----------
        Net cash provided by
          financing activities ....................        930        3,626
                                                    -----------  -----------
Net Decrease in Cash and Cash Equivalents  ........     (8,791)      (4,962)
Cash and Cash Equivalents at Beginning of Period  .     78,314        8,268
                                                    -----------  -----------
Cash and Cash Equivalents at End of Period  .......    $69,523       $3,306
                                                    ===========  ===========

See accompanying notes to condensed consolidated financial statements.

GETTHERE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1. The Company and Basis of Presentation

GetThere is a leading provider of Internet-based business-to-business travel procurement and supply solutions primarily for businesses and travel suppliers. The Company is incorporated in Delaware and began operations in 1995. It operates in a single business segment providing Internet-based services.

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

The unaudited condensed consolidated financial statements have been prepared by the Company and reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for fair presentation of the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending January 31, 2001. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with the Securities and Exchange Commission's rules and regulations. These unaudited condensed consolidated financial statements and footnotes included herein should be read in conjunction with the Company's audited consolidated financial statements and footnotes for the year ended January 31, 2000, included in the Company's Annual Report on Form 10-K, as amended and filed with the Securities and Exchange Commission on June 29, 2000.

Note 2. Net Loss Per Share

The following table presents the calculation of basic and diluted net loss per common share (in thousands, except share and per share data):

                                      Three Months Ended        Six Months Ended
                                          July 31,                  July 31,
                                 ------------------------- -------------------------
                                     2000         1999         2000         1999
                                 ------------ ------------ ------------ ------------
Net loss attributable to common
  stockholders  ................    ($10,557)    ($12,737)    ($21,269)    ($20,548)

Basic and diluted:
  Weighted-average shares of
   common stock outstanding  ...  33,397,548    6,276,075   33,073,180    5,423,907
  Less:  Weighted-average common
   shares subject to repurchase   (1,809,849)  (2,256,921)  (1,780,189)  (1,352,820)
                                 ------------ ------------ ------------ ------------
Weighted-average shares used
  in computing basic and diluted
  net loss per common share   ..  31,587,699    4,019,154   31,292,991    4,071,087

Basic and diluted net loss per
  share  .......................      ($0.33)      ($3.17)      ($0.68)      ($5.05)

We have excluded all warrants, outstanding stock options and shares subject to repurchase by the Company from the calculation of diluted net loss per common share because all such securities are anti-dilutive for the periods presented. The total numbers of shares excluded from the calculation of diluted loss per share are as follows:

                                      Three Months Ended        Six Months Ended
                                          July 31,                  July 31,
                                 ------------------------- -------------------------
                                     2000         1999         2000         1999
                                 ------------ ------------ ------------ ------------
Weighted average effect of
  common stock equivalents:
   Common stock options.........   2,803,250    2,689,582    3,558,149    3,197,445
   Shares of common stock
     subject to repurchase  ....   1,809,849    2,256,921    1,780,189    1,352,820
   Shares issuable pursuant to
     warrants to purchase common
     and convertible preferred
     stock  ....................   7,009,224    3,772,171    7,009,224    3,772,171
   Shares of convertible
     preferred stock on an "as
     if converted" basis........           3   11,731,314            3   11,731,314
                                 ------------ ------------ ------------ ------------
                                  11,622,326   20,449,988   12,347,565   20,053,750
                                 ------------ ------------ ------------ ------------

Note 3. Comprehensive Income

The following table presents the calculation of comprehensive loss (in thousands).

                                      Three Months Ended        Six Months Ended
                                          July 31,                  July 31,
                                 ------------------------- -------------------------
                                     2000         1999         2000         1999
                                 ------------ ------------ ------------ ------------
Net loss  ......................    ($10,557)    ($12,635)    ($21,269)    ($20,344)
Unrealized gain on securities ..         180          --            49          --
                                 ------------ ------------ ------------ ------------
Comprehensive loss  ............    ($10,377)    ($12,635)    ($21,220)    ($20,344)
                                 ============ ============ ============ ============

Note 4. Significant Accounting Policies

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

Capitalization of Internal Use Software Costs

Research and development costs include expenses incurred by the Company to maintain, monitor and manage the Company's web site. The Company recognizes web site development costs in accordance with Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", and Emerging Issues Task Force in Issue No. 00-02, "Accounting for Web Site Development Costs." As such, the Company expenses all costs incurred that relate to the planning and post implementation phases of development. Costs incurred in the development phase are capitalized and recognized over the product's estimated useful life if the product is expected to have a useful life beyond six months. Costs associated with repair or maintenance of the existing site or the development of web site content are included in research and development expense in the accompanying consolidated statements of operations. During the six months ended July 31, 2000, the Company capitalized $981,000 and amortized $280,000 of web-site development costs.

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

In connection with certain stock option grants the Company recognized unearned compensation which is being amortized over the vesting periods of the related options, usually four years. The total unearned compensation recorded by the Company from August 7, 1995 (inception) through July 31, 2000 was $47,611,000. The fair value per share used to calculate unearned compensation was derived by reference to the preferred stock values and initial public offering price, reduced by a nominal discount factor. Future compensation charges are subject to reduction for any employee who terminated employment prior to the expiration of such employee's option vesting period. The amortization of unearned compensation during the six months ended July 31, 2000 and 1999, was $7.3 million and $9.4 million, respectively. Additionally, the Company recorded unearned compensation for restricted common stock granted to service providers, which is being amortized over the related vesting period.

Note 5. Acquisitions

In June 2000, the Company acquired the assets and liabilities of Automated Travel Systems, Inc. (ATS) in a cash transaction. ATS develops faring system technology designed to improve the booking process. The total consideration paid was approximately $13.7 million in cash. The excess of the purchase price over the fair value of the net assets acquired is approximately $13.1 million and is being amortized over two to three years. The fair value of the net assets acquired was based on preliminary estimates and may be revised at a later date. The acquisition was accounted for using the purchase method of accounting.

The following unaudited pro forma summary presents the consolidated results of operations as if the acquisitions had occurred at the beginning of each of the periods presented and does not purport to be indicative of the results that would have been achieved had the acquisition been made as of those dates nor the results which may occur in the future.

                                      Three Months Ended        Six Months Ended
                                          July 31,                  July 31,
                                 ------------------------- -------------------------
                                     2000         1999         2000         1999
                                 ------------ ------------ ------------ ------------
Net revenue......................     $8,447       $4,195      $14,878       $6,606

Net loss.........................   ($11,389)    ($13,604)    ($22,715)    ($21,445)

Basic and diluted net loss per
  share  ........................     ($0.36)      ($3.38)      ($0.73)      ($5.27)

Note 6. Subsequent Events

In August 2000, the Company acquired Plansite Corporation, d/b/a AllMeetings.com (AllMeetings) in a cash and stock transaction. AllMeetings develops technology designed to streamline the meeting planning process, enabling users to search thousands of properties to receive hotel information, send electronic RFPs, and obtain results ranked by an overall meeting budget. The total consideration was approximately $23 million, consisting of approximately $9.4 million in cash and $13.6 million in common stock. The acquisition will be accounted for using the purchase method of accounting in August 2000. As a result, the condensed consolidated financial statements as of July 31, 2000 do not include the operating results of AllMeetings.

On August 11, 2000, the Company sold the travel agency applications of ATS to Cornerstone Information Systems, Inc. The sales price was $200,000 plus 70% of the customer service and maintenance payments for the first year and 25% of such payments for the year thereafter.

On August 28, 2000, Sabre Holdings Corporation (Sabre) entered into a definitive agreement with the Company to acquire the Company by commencing an all cash tender offer for all outstanding shares of GetThere common stock at $17.75 per share, aggregating $757 million, to be followed by a merger of a Sabre subsidiary with the Company. The agreement was unanimously approved by the Company's board of directors. The tender offer commenced on September 11, 2000, and the transaction is expected to close in the fourth calendar quarter of 2000, subject to regulatory clearance and customary closing conditions.

On August 28, 2000 all of the Company's Series D1, D2 and D3 preferred stock converted into common stock.

Note 7. Commitments

In June 2000, as a result of the acquisition of ATS, the Company assumed an operating lease for approximately 6,000 square feet in New York, New York, which expires in July 2003. The rent expense over the remaining term of the lease will aggregate $278,000.

In August 2000, as a result of the acquisition of AllMeetings, the Company assumed an operating lease for 2,095 square feet in Henderson, Nevada, which expires in March 2001. The rent expense over the remaining term of the lease will aggregate $17,000.

In August 2000, the Company entered into an operating lease for 27,853 square feet in Sunrise, Florida, which expires in December 2005. The rent expense over the term of the lease will aggregate $2.2 million.

Note 8. Recent Pronouncements

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 is effective for all fiscal quarters beginning with the quarter ending July 31, 1999. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" which deferred the effective date until the fiscal quarter ended July 31, 2000. The adoption of SFAS No. 133 is not expected to have a material effect on the Company's results of operations, financial position or cash flows.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles (GAAP) to revenue recognition in financial statements. The Company is required to adopt SAB 101 in fiscal year 2001. The Company does not expect that the adoption of SAB 101 will have a material effect on the financial position or results of operations.

In April 2000, FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44") was issued. FIN 44 clarifies the application of APB No. 25 for only certain issues. Among other issues, FIN 44 clarifies the definition of employee for purposes of applying APB No. 25, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in this interpretation cover specific events that occur after either December 15, 1998 or January 12, 2000. The adoption of certain of the conclusions of FIN 44 covering events occurring during the period after December 15, 1998 or January 12, 2000 did not have a material effect on the Company's financial position and results of operations. The Company does not expect that the adoption of the remaining conclusion will have a material effect on the financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, the information in this discussion and analysis contains forward-looking statements. Words such as "may", "will", "should", "estimate", "predict", "potential", "continue", "strategy", "believe", "anticipate", "plan", "expect", "intend" and similar expressions are intended to identify forward-looking statements. These statements are based upon current expectations that involve risks and uncertainties, and our actual results and the timing of certain events may differ significantly from the results discussed in forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in this Item 2, including the section entitled "Risk Factors". Readers should not place undue reliance on these forward-looking statements, and we undertake no obligation to revise or publicly release the results of any revision to them. Readers are urged to also review the risk factors contained in other documents filed with the Securities and Exchange Commission ("SEC") from time to time, including our Annual Report on Form 10-K, as amended and filed with the SEC on June 29, 2000.

Overview

GetThere is a leading provider of Internet-based business-to-business travel procurement and supply solutions. We were incorporated in August 1995 as Internet Travel Network Inc., changed our name to GetThere.com, Inc. in July 1999, and changed our name again to GetThere Inc. in June 2000. In 1995 we launched our www.itn.net Web site, an Internet-based travel reservation system targeted at consumers and small businesses. In response to interest from Internet-based content and electronic commerce providers and travel agencies, we began to offer travel services for these companies' Web sites. In 1996, we introduced our service to businesses. In 1997, we introduced our service to travel suppliers. In 1998, we continued to expand our customer base of businesses, and we expanded our relationship with United Air Lines to include on-line offerings of unused capacity and the ability to provide on-line one-way ticket upgrades. In 1999, we continued to expand our relationship with United Air Lines by offering on-line frequent flier mileage redemption. In 2000, we combined our previous offerings to businesses, travel suppliers and Internet-based content and electronic commerce providers into a new service called the GetThere Marketplace.

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

We generate revenues primarily from processing travel-related transactions, such as booking and ticketing reservations, and performing professional services. These revenues are generated from business customers, travel suppliers and other customers using our GetThere Marketplace. Transaction revenues are comprised primarily of per transaction fees charged to businesses and travel suppliers, and commissions earned in connection with making on-line travel related reservations and providing related traveler support services for customers seeking technical and travel assistance. In addition, our transaction revenues include fees received from computer reservation system companies for making travel reservations on their computer reservation system, hosting fees charged to gain access to our services and the sale of advertising on the Web sites of some of our customers. Transaction revenues are recognized as the transactions occur or when the commission is received or, with respect to hosting fees, when invoiced. In the case of advertising, we recognize revenues on a per impression basis after a specified minimum number of impressions have been delivered. Professional service revenues primarily consist of implementation and customization fees associated with the deployment and on-going customization of our solutions. Professional service revenues are recognized over the term of the underlying contract for standard implementations and on a percentage of completion basis for custom development work.

Our gross margins are affected by numerous factors, such as the mix of transaction revenues and professional service revenues, and the mix of transaction revenues from our customers. We generally receive higher gross margins from transaction revenues than from professional service revenues and higher gross margins from business customers than from travel supplier customers. Our gross margins are also affected by personnel and infrastructure expenditures, which are expected to increase substantially in the future. As a result, our gross margins may decrease unless we are able to significantly increase our revenues.

Stock-based compensation represents the difference between the deemed fair value of our common stock on the date options were granted or stock was issued and the exercise or purchase price of our options or stock. This amount is included as a reduction of stockholders' equity and is amortized over the vesting period of the individual options or stock, generally four years.

United Air Lines, one of our principal stockholders through its wholly owned subsidiary Covia LLC, directly accounted for $5.5 million and $1.8 million, or approximately 38.3% and 32.6%, of our total revenues for the six months ended July 31, 2000 and 1999, respectively.

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

On June 22, 2000, we acquired Automated Travel Systems, Inc. ("ATS") in a cash transaction. The total consideration was approximately $13.7 million. ATS develops faring system technology designed to improve the booking process.

On August 11, 2000, we acquired Plansite Corporation d/b/a AllMeetings.com ("AllMeetings") in a cash and stock transaction. The total consideration was approximately $23 million, consisting of approximately $9.4 million in cash and $13.6 million in common stock. AllMeetings develops technology designed to streamline the meeting planning process, enabling users to search thousands of properties to receive hotel information, send electronic RFPs, and obtain results ranked by an overall meeting budget.

On August 28, 2000, we entered into an agreement with Sabre Holdings Corporation ("Sabre") providing for Sabre to commence an all cash tender offer for all outstanding shares of GetThere common stock at $17.75 per share, aggregating $757 million, to be followed by a merger of a Sabre subsidiary with GetThere. The agreement was unanimously approved by our board of directors. The tender offer commenced on September 11, 2000, and the transaction is expected to close in the fourth calendar quarter of 2000, subject to regulatory clearance and customary closing conditions.

On August 28, 2000 all of the Company's Series D1, D2 and D3 preferred stock converted into common stock.

Results of Operations

The following table sets forth certain statements of operations data as a percentage of revenues for the periods indicated. The data has been derived from the unaudited condensed consolidated financial statements contained in this Form 10-Q which, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the interim periods. The operating results for any interim period should not be considered indicative of results for any future period. This information should be read in conjunction with the Financial Statements and Notes thereto included in the Company's Form 10-K. The following table sets forth our results of operations as a percentage of revenues:

                                        Three Months Ended     Six Months Ended
                                             July 31,              July 31,
                                      --------------------- ---------------------
                                         2000       1999       2000       1999
                                      ---------- ---------- ---------- ----------
                                           (unaudited)           (unaudited)
Revenues:
  Transaction  ......................      94.2%      89.2%      93.2%      86.9%
  Professional service  .............       5.8%      10.8%       6.8%      13.1%
                                      ---------- ---------- ---------- ----------
    Total revenues  .................     100.0%     100.0%     100.0%     100.0%

Cost of revenues  ...................      60.3%      70.5%      62.6%      71.0%
                                      ---------- ---------- ---------- ----------
Gross profit  .......................      39.7%      29.5%      37.4%      29.0%

Operating expenses:
  Research and development  .........      33.9%      28.8%      32.3%      32.5%
  Sales and marketing  ..............      46.8%      61.8%      45.3%      64.5%
  General and administrative  .......      83.1%     139.8%      85.6%     124.6%
  Stock-based compensation  .........      38.8%     179.2%      50.6%     168.2%
                                      ---------- ---------- ---------- ----------
    Total operating expenses  .......     202.7%     409.6%     213.8%     389.8%
                                      ---------- ---------- ---------- ----------
Loss from operations  ...............    -163.0%    -380.1%    -176.4%    -360.8%

Interest income (expense), net  .....      27.4%      -4.2%      28.9%      -2.7%
                                      ---------- ---------- ---------- ----------
Net loss  ...........................    -135.7%    -384.3%    -147.5%    -363.4%
                                      ========== ========== ========== ==========

Comparison of Three Months Ended July 31, 1999 and 2000

Revenues. Revenues increased 136.7% from $3.3 million for the three months ended July 31, 1999 to $7.8 million for the three months ended July 31, 2000, due primarily to an increase in the number of transactions from businesses, travel suppliers and Internet-based content and electronic commerce providers. Transaction revenues increased 150.0% from $2.9 million for the three months ended July 31, 1999 to $7.3 million for the three months ended July 31, 2000. This was primarily due to an increase in the number of transactions processed which resulted from increased use of our services by our existing customers, the addition of new customers, and the growth in hosting revenues from new and existing customers. The number of transactions grew 149.7% from 304,000 for the three months ended July 31, 1999 to 760,000 for the three months ended July 31, 2000. Professional service revenues increased 27.0% from $356,000 for the three months ended July 31, 1999 to $452,000 for three months ended July 31, 2000. This increase was primarily due to increased number of implementations.

In March 2000, United Air Lines notified us that because its call centers have excess capacity, it intends to transfer most of the support activities we currently perform for it back to United. The transfer will likely commence in November 2000 and continue through March 2001. During the three months ended July 31, 2000, we recognized $1.4 million of support revenue from United Air Lines. The anticipated loss of this support revenue could have a material impact on our revenues.

Cost of Revenues. Our cost of revenues increased from $2.3 million, or 70.5% of revenues for the three months ended July 31, 1999 to $4.7 million, or 60.3% of revenues for the three months ended July 31, 2000. This increase resulted primarily from the hiring and training of additional personnel for customer support, professional services, data center operations, and costs associated with integrating our dedicated traveler support center. Our gross margins increased from 29.5% for the three months ended July 31, 1999 to 39.7% for the three months ended July 31, 2000, reflecting economies of scale as we increase our transactions and revenue over a cost base which is partially fixed. We expect our cost of revenues will increase in absolute dollars for the foreseeable future.

Research and Development. Research and development expenses increased from $946,000, or 28.8% of revenues for the three months ended July 31, 1999 to $2.6 million or 33.9% of revenues for the three months ended July 31, 2000. The increase in dollars was primarily due to the addition of personnel and equipment to support the continued development of our services, which was partially offset by an increase in capitalization of internal use software and web-site development costs. We believe that continued research and development expenditures are necessary to maintain our competitive position and meet our strategic goals, and therefore we expect that these costs will continue to increase in absolute dollar amounts in future periods.

Sales and Marketing. Sales and marketing expenses increased from $2.0 million or 61.8% of revenues for the three months ended July 31, 1999 to $3.6 million or 46.8% of revenues for the three months ended July 31, 2000. The increase in dollars was primarily due to the addition of personnel, increased promotional expenditures, and increased expenses associated with the sale and distribution of our services. We believe these expenses will continue to increase in absolute dollar amounts in future periods as we expect to continue to expand our sales and marketing efforts.

General and Administrative. General and administrative expenses consist of payroll and related expenses for management, accounting and administrative personnel, depreciation of equipment and software, insurance, recruiting, professional services, facilities and other general corporate expenses. General and administrative expenses increased from $4.6 million or 139.8% of revenues for the three months ended July 31, 1999 to $6.5 million or 83.1% of revenues for the three months ended July 31, 2000. This increase in dollars was due primarily to an increase in the number of employees focused on general and administrative functions, recruiting costs, depreciation and other general corporate expenses. We expect general and administrative expenses to increase in absolute dollars in future periods.

Stock-Based Compensation. We recorded aggregate amortization of stock-based compensation of $5.9 million for the three months ended July 31, 1999 and $3.0 million for the three months ended July 31, 2000.

Interest Income (Expense), Net. Net interest income (expense), includes income from our cash investments, net of expenses related to our financing obligations. Net interest expense of $137,000 for the three months ended July 31, 1999 increased to net interest income of $2.1 million for the three months ended July 31, 2000. The increase is primarily attributable to higher invested cash balances as a result of our private equity placements and our initial public offering during the third and fourth quarters of fiscal 2000.

Comparison of Six Months Ended July 31, 1999 and 2000

Revenues. Revenues increased 157.5% from $5.6 million for the six months ended July 31, 1999 to $14.4 million for the six months ended July 31, 2000, due primarily to an increase in the number of transactions from businesses, travel suppliers and Internet-based content and electronic commerce providers. Transaction revenues increased 176.3% from $4.9 million for the six months ended July 31, 1999 to $13.4 million for the six months ended July 31, 2000. This was primarily due to an increase in the number of transactions processed which resulted from increased use of our services by our existing customers, the addition of new customers, and the growth in hosting revenues from new and existing customers. The number of transactions grew 153.0% from 539,000 for the six months ended July 31, 1999 to 1,363,000 for the six months ended July 31, 2000. Professional service revenues increased 33.7 % from $736,000 for the six months ended July 31, 1999 to $984,000 for six months ended July 31, 2000. This increase was primarily due to increased number of implementations.

Cost of Revenues. Our cost of revenues increased from $4.0 million, or 71.0% of revenues for the six months ended July 31, 1999 to $9.0 million, or 62.6% of revenues for the six months ended July 31, 2000. This increase resulted primarily from the hiring and training of additional personnel for customer support, professional services, data center operations, and costs associated with integrating our dedicated traveler support center. Our gross margins increased from 29.0% for the six months ended July 31, 1999 to 37.4% for the six months ended July 31, 2000, reflecting economies of scale as we increase our transactions and revenue over a cost base which is partially fixed. We expect our cost of revenues will increase in absolute dollars for the foreseeable future.

Research and Development. Research and development expenses increased from $1.8 million, or 32.5% of revenues for the six months ended July 31, 1999 to $4.7 million or 32.3% of revenues for the six months ended July 31, 2000. The increase in absolute dollars was primarily due to the addition of personnel and equipment to support the continued development of our services, which was partially offset by an increase in capitalization of internal use software and web-site development costs, net of amortization, of $702,000. We believe that continued research and development expenditures are necessary to maintain our competitive position and meet our strategic goals, and therefore we expect that these costs will continue to increase in absolute dollar amounts in future periods.

Sales and Marketing. Sales and marketing expenses increased from $3.6 million or 64.5% of revenues for the six months ended July 31, 1999 to $6.5 million or 45.3% of revenues for the six months ended July 31, 2000. The increase in absolute dollars was primarily due to the addition of personnel, increased promotional expenditures, and increased expenses associated with the sale and distribution of our services. We believe these expenses will continue to increase in absolute dollar amounts in future periods as we expect to continue to expand our sales and marketing efforts.

General and Administrative. General and administrative expenses consist of payroll and related expenses for management, accounting and administrative personnel, depreciation of equipment and software, insurance, recruiting, professional services, facilities and other general corporate expenses. General and administrative expenses increased from $7.0 million or 124.6% of revenues for the six months ended July 31, 1999 to $12.3 million or 85.6% of revenues for the six months ended July 31, 2000. This increase was due primarily to the increase in costs associated with our new facility, an increase in the number of employees focused on general and administrative functions, recruiting costs, depreciation and other general corporate expenses. We expect general and administrative expenses to increase in absolute dollars in future periods.

Stock-Based Compensation. We recorded aggregate amortization of stock-based compensation of $9.4 million for the six months ended July 31, 1999 and $7.3 million for the six months ended July 31, 2000.

Interest Income (Expense), Net. Net interest income (expense), includes income from our cash investments, net of expenses related to our financing obligations. Net interest expense of $149,000 for the six months ended July 31, 1999 increased to net interest income of $4.2 million for the six months ended July 31, 2000. The increase is primarily attributable to higher invested cash balances as a result of our private equity placements and our initial public offering during the third and fourth quarters of fiscal 2000.

Liquidity and Capital Resources

We have financed our operations primarily through our initial public offering, private sales of capital stock, bank loans and equipment leases. As of July 31, 2000, we had $120.2 million in cash, cash equivalents and investments, and $92.3 million in working capital.

Net cash used in operating activities was $12.4 million for the six months ended July 31, 2000, primarily attributable to our net loss of $21.3 million and an increase in accounts receivable and prepaid expenses of $2.6 million, partially offset by depreciation and amortization of $4.0 million, amortization of unearned compensation of $7.3 million, and an increase in deferred revenue of $368,000. Net cash used in operating activities was $6.9 million for the six months ended July 31, 1999 and was attributable primarily to our net loss of $20.3 million, partially offset by depreciation and amortization of $1.8 million, amortization of unearned compensation of $9.4 million, and an increase in accounts payable and accrued liabilities of $2.8 million resulting from increased expenses.

Net cash provided by investing activities of $2.7 million for the six months ended July 31, 2000 was primarily attributable to net proceeds from the sale of investments of $19.2 million, partially offset by purchases of property and equipment of $2.9 million, and $13.7 million used for the acquisition of Automated Travel Systems, Inc. Net cash used in investing activities of $1.7 million for the six months ended July 31, 1999 was primarily attributable to $5.2 million for purchases of property and equipment, and $800,000 for the acquisition of the assets of our Florida call center, partially offset by the conversion of $4.3 million of short-term investments into cash.

Net cash provided by financing activities for the six months ended July 31, 2000 of $930,000 was attributable to proceeds from the exercise of stock options of $1.8 million, partially offset by principle payments on capital lease obligations of $1.1 million. Net cash provided by financing activities for the six months ended July 31, 1999 of $3.6 million was primarily attributable to $3.6 million of capital lease net borrowings.

Computer equipment is our largest category of purchases of property and equipment, and we expect to continue to invest significantly in computer equipment to support the growth in the number of transactions we process and the amount of data we store in our systems. We have established data center operations in Sterling, Virginia and in Santa Clara, California at Exodus Communications, an external service provider, to improve our disaster recovery capabilities and add additional processing capability to better serve our customers in the eastern portion of the United States and Europe. The expansion of our data center operations and the Texas engineering development center will increase our future expenditures for property and equipment. We also have two equipment lease lines. One line is for $2.1 million and is fully drawn. Our other line is for $5.8 million, $5.2 million of which was used July 31, 2000.

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
  provide timely and effective customer service and technical support; and
  anticipate and adapt to the evolving on-line travel services market.

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

We have incurred significant net losses to date and expect to continue to incur net losses for the foreseeable future. Since our inception we have incurred significant net losses and negative cash flow. We expect net losses and negative cash flow to continue for the foreseeable future, and we may never be profitable. We incurred net losses of $21.3 million for the six months ended July 31, 2000. As of July 31, 2000, we had an accumulated deficit of $94.7 million. We anticipate that our losses will increase significantly from current levels as we continue to increase our operating expenses in each of our operating expense categories. In addition, we expect the rate at which these losses will be incurred will increase significantly from current levels. We expect these additional costs and expenses to be related to:

  integration of our acquisitions of ATS and AllMeetings.
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

Our results of operations will be harmed by charges associated with our payment of stock-based compensation and charges associated with other securities issuance by us. We expect to incur a significant amount of amortization in future periods, which will negatively effect our operating results. We amortized approximately $7.3 million of stock-based compensation for the six months ended July 31, 2000. We would incur additional amortization charges in the future if we were to issue new grants of stock-based compensation at below market value.

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

  providers of on-line travel products and services to businesses, such as Amadeus Global Travel Distribution SA, Oracle Corporation's eTravel, Sabre BTS and Sight & Sound Software, Inc.;
  providers of on-line travel products and services to consumers, such as Priceline.com, expanding its market to connect business- to-business market on-line;
  other on-line providers of indirect goods and services such as Ariba and Commerce One; and
  traditional travel service providers, including travel agencies such as Expedia, Inc. and Travelocity.com.

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

Furthermore, as new participants enter the on-line travel procurement and supply market, we will face increased competition. Potential competitors, such as on-line providers of indirect goods and services, may incorporate on-line travel-related services into their existing product offerings. It is also possible that new competitors or alliances among our competitors may emerge and rapidly acquire significant market share. Our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements than we can, which could cause our services to become obsolete.

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

We rely on United Air Lines for a significant portion of our transaction revenues, and the termination of this relationship would adversely affect our business. United Air Lines, one of our principal stockholders, has been our primary travel supplier customer since November 1997. Any disruption of our relationship with United Air Lines could leave us with excess overhead, as well as with a loss of significant revenue, either of which would significantly harm our business and operating results as well as our reputation for providing services to travel suppliers. For the six months ended July 31, 2000, we derived approximately $5.5 million directly and $1.2 million indirectly from United Air Lines, accounting for an aggregate of approximately 47% of our total revenues. During this period, United Air Lines has also accounted for substantially all of our revenues from our travel supplier customers. Our services agreement with United Air Lines can be terminated by us or United Air Lines for any reason by providing the other party with notice 180 days prior to termination, but no such termination will be effective before January 1, 2002. In addition, as our primary customer, we dedicate a significant amount of our resources to United Air Lines.

In March 2000, United Air Lines notified us that because its call centers have excess capacity, it intends to transfer most of the support activities we currently perform for it back to United. The transfer will likely commence in November 2000 and continue through March 2001. During the six months ended July 31, 2000 and July 31, 1999 we recognized $2.8 million and $704,000 of support revenue, respectively, from United Air Lines. The anticipated loss of this support could have a material impact on our revenues.

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

We have experienced significant growth in our business in recent periods, and failure to manage our growth could strain our management and other resources. We may fail to successfully offer our services and develop new customer relationships, which could significantly harm our business and operating results. In addition, we are still integrating the operations of our recently acquired companies, ATS and AllMeetings. These efforts are expensive and put a significant strain on our management and other resources. We continue to increase the scope of our operations and grow our headcount substantially. At January 31, 1998, we had a total of 74 employees, and at July 31, 2000 we had a total of 410 employees. We expect to hire a significant number of new employees in the near future. This growth has placed, and our anticipated future operations will continue to place, a significant strain on our management, systems and resources and on our internal training capabilities. If we fail to effectively manage our growth, our business and operating results will be significantly harmed.

To manage future growth effectively, we must maintain and enhance our financial and accounting systems and controls, manage expanded operations and attract, train, integrate and retain key employees, including those in our engineering, operations, sales and marketing and support organizations. However, hiring qualified personnel in sales, marketing, administration and research and development, is very competitive in our industry, particularly in the San Francisco Bay Area, where we are headquartered, due to the high demand for people with the necessary technical skills and understanding of the Internet. We expect to face greater difficulty attracting these personnel with equity incentives as a public company than we did as a privately held company. We may not be able to attract, integrate, assimilate or retain highly qualified personnel in the future. Our business will not continue to grow and could be significantly harmed if we are unable to attract qualified personnel.

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

We rely on suppliers of travel services and products for our revenues, and these suppliers are not obligated to use our services or pay us commissions. We are dependent on airlines, hotels, car rental companies and other providers of travel services in order to offer our business customers access to travel products and services. If these travel suppliers restrict our access to their products and services or otherwise make our services unnecessary or less attractive to travelers, we would experience significant harm to our business and operating results. None of these suppliers are obligated to sell their products or services through us. Some travel service providers may decide not to sell their services on-line or through our services. Some travel service providers have initiated direct on-line distribution channels and, in some cases, have offered reduced rates directly to major business customers.

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

The expansion of our international sales capability and operations will require significant capital and other resources, may divert the attention of our management and will further expose us to these risks. To date, we have not adopted a hedging program to protect us from risks associated with currency fluctuations. To the extent that we are unable to successfully expand internationally or manage the expansion of our business into international markets, our business and operating results could be harmed.

Our executive officers and certain key personnel are critical to our business, and many of these officers and key personnel may not remain with us in the future. The loss of one or more of our executive officers or other key personnel could significantly harm our business and operating results. Any of our officers or key personnel can quit at any time, and we cannot prevent them from joining our competitors or otherwise competing with us. If we are unable to retain or integrate any key personnel, or if any key personnel join a competitor or otherwise compete with us, our business and operating results could be significantly harmed. Our future success depends on the continued services and performance of our senior management and other key personnel, particularly Gadi Maier, our chairman, president and chief executive officer, and Ken Pelowski, our chief operating officer and chief financial officer. We do not have "key person" life insurance policies covering any of our employees.

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

If we engage in acquisitions, we will incur a variety of costs, and the anticipated benefits of the acquisitions may never be realized. We recently acquired ATS and AllMeetings, and we might acquire or invest in other businesses and acquire other technologies, services or products that we believe are a strategic fit with our business. The process of integrating an acquired business, technology, service or product may result in unforeseen operating difficulties and expenditures and may divert significant management attention from the ongoing development of our business, which could impair our relationships with our current employees, customers and strategic partners. Moreover, we may be unable to maintain uniform standards, controls, procedures and policies in connection with any acquisition, and we may fail to realize the anticipated benefits of any acquisition. Future acquisitions or equity investments could result in potentially dilutive issuance of equity securities, a decrease of our cash, cash equivalents and short-term investments, the incurrence of debt, contingent liabilities and amortization expenses related to goodwill and other intangible assets, any of which could significantly harm our business and operating results.

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

On-line security failures could harm our business and operating results. The secure transmission of confidential information over the Internet is a significant risk to electronic commerce, and any failure by us to provide effective security would lead to a loss of customers. Advances in computer capabilities, new discoveries in security technology, breakdowns in our security technology or other events or developments may result in a compromise or breach of the algorithms we use to protect customer and transaction data. Our servers are vulnerable to such security breaches, which could lead to interruptions in our business, delays in access to our solutions, loss of data or the inability to accept and confirm customer reservations. A third party that is able to circumvent our security systems could steal customer data or other confidential or proprietary information or cause interruptions in our operations or those of our customers, thus causing damage to our reputation and loss of customers. Security breaches could also expose us to a risk of loss or litigation and possible liability for failing to secure confidential or proprietary customer information. Our insurance coverage may not be adequate to reimburse us for losses caused by security breaches, and our security measures may not prevent security breaches. As a result, we may be required to expend a significant amount of financial and other resources to protect against security breaches or to alleviate any problems that they may cause. These issues may divert technical and management personnel. Security concerns and security breaches of our services, as well as the products and services of others, could significantly harm our business and operating results.

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

Our officers and directors and entities affiliated with our officers and directors beneficially own approximately 67% of our common stock. Our executive officers and directors and entities affiliated with our executive officers and directors, in the aggregate, beneficially own approximately 67% of our outstanding common stock as of September 1, 2000. If they act together, they will be able to influence matters requiring stockholder approval, including the election of directors and the approval of mergers or other business combination transactions. To the extent these stockholders can prevent the approval of a merger or acquisition, other stockholders may not be able to recognize a premium on their shares.

United Air Lines and American Express have significant influence over our management and business decisions. Covia LLC, a wholly owned subsidiary of United Air Lines and the beneficial owner of approximately 25% of our common stock as of September 1, 2000, has the right to elect and has elected two members to our board of directors.

American Express, the beneficial owner of approximately 13% of our common stock as of September 1, 2000, has the right to elect and has elected one member to our board of directors.

We are subject to anti-takeover provisions that could delay or prevent an acquisition of our company. Provisions of our certificate of incorporation and bylaws and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. We have implemented a classified board.

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

Risks Related to the Electronic Commerce Market

Our business depends upon on-line travel procurement achieving market acceptance. The on-line market for travel products and services is in its infancy. Any failure to achieve acceptance of our on-line travel services could significantly harm our business and operating results. We may not be able to convince a large number of businesses to utilize on-line travel procurement methods instead of traditional methods. Furthermore, businesses that have implemented our on-line services experience low adoption rates by their employees. Specific factors that could prevent widespread business acceptance of on-line travel procurement methods include:

  competition from traditional travel procurement systems, such as travel agencies;
  entrenched travel procurement systems;
  failure to provide adequate customer service;
  reliability of access to the Internet;
  lack of security on the Internet; and
  the development of Internet infrastructure and performance.

As a result of such factors, we may not be able to gain commercial acceptance of our on-line travel services.

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

Future regulation of the Internet may slow its growth, resulting in decreased demand for our solutions and increased costs of doing business. Laws governing the Internet remain largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and to what extent existing laws such as those governing intellectual property, privacy, libel and taxation apply to the Internet. In addition, the growth and development of the market for on-line commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, the result of which may be to impose additional burdens on companies conducting business on-line. The adoption or modification of laws or regulations relating to the Internet could significantly harm our business and operating results.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We develop products in the United States and market our products in North America and Europe. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. As all sales are currently made in U.S. dollars, a strengthening of the dollar compared with other foreign currencies could make our products less competitive in foreign markets. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in cash equivalents and short-term instruments. Due to the short-term nature of our cash equivalents and short-term investments we believe there is no material risk exposure. We also believe there is no material risk exposure with our long-term investments. Any investments with a maturity date greater than 12 months are invested in high-quality corporate issues and, by policy, are limited by the amount of credit exposure to any one issuer. The Company protects and preserves its invested funds by limiting default, market and reinvestment risk. Therefore, no quantitative tabular disclosures are required.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings.

Not applicable.

ITEM 2. Changes in Securities and Use of Proceeds

(a) Changes in Securities

During the quarter ended July 31, 2000, we granted options to purchase 1,016,125 shares of common stock to employees, consultants, and other service providers of GetThere under our 1999 Stock Incentive Plan.

During the quarter ended July 31, 2000, employees, consultants, and other service providers of GetThere exercised options for 321,822 shares of common stock.

During the quarter ended July 31, 2000, warrants for 19,500 shares of common stock were exercised on a net basis. 1,494 shares of common stock were issued for these warrants.

On August 28, 2000 all of the Company's Series D1, D2 and D3 preferred stock converted into common stock.

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

ITEM 4. Submission of Matters to a Vote of Security Holders.

On June 23, 2000, we held our annual meeting of stockholders for the purpose of electing one Class I director and the Series D1, D2 and D3 directors of our board of directors, amending our Amended and Restated Certificate of Incorporation to change our name to "GetThere Inc.", and ratifying the appointment of PricewaterhouseCoopers LLP as our independent public accountants for the fiscal year ending January 31, 2001. The Series D1, D2 and D3 directors are elected by the holder of the respective Series D preferred stock. One share each of Series D1, D2 and D3 preferred stock has been issued.

All of our nominees for directors were elected as follows: Kenneth R. Pelowski (Class I director), 28,974,464 votes for and 9,374 votes withheld; Frederic F. Brace (Class D1 director), 1 vote for; Christopher D. Bowers (Class D2 director), 1 vote for; and Jonathan S. Linen (Class D3 director), 1 vote for.

The proposal to amend our Amended and Restated Certificate of Incorporation to change our name to "GetThere Inc." was approved as follows: 28,972,719 votes for, 8,626 votes against, and 2,493 votes abstaining.

The proposal to ratify the appointment of PricewaterhouseCoopers LLP as our independent public accountants for the fiscal year ending January 31, 2001 was approved as follows: 28,967,609 votes for, 3,043 votes against and 13,186 votes abstaining.

ITEM 5. Other Information.

Not applicable.

ITEM 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of July 14, 2000, among the Company, GetThere.com Acquisition Corp., Plansite Corporation d/b/a AllMeetings.com, Brian Ashton, Glenn Bingham and Craig Martin, as amended by Amendment No. 1 thereto, dated as of July 27, 2000 (incorporated by reference to Exhibit 99.1 to the Form 8-K filed by the Company on August 25, 2000).
3.1	Certificate of Amendment of the Certificate of Incorporation of the Company.
27.1	Financial Data Schedule.

_____________________

(b) Reports on Form 8-K have been filed with the Securities and Exchange Commission during the three months ended July 31, 2000. On July 10, 2000, the Company filed a report on Form 8-K dated June 22, 2000, disclosing under Item 5 that the Company had issued a press release announcing its acquisition of ATS. On July 24, 2000, the Company filed a report on Form 8-K dated July 19, 2000, disclosing under Item 5 that the Company had issued a press release announcing the execution of an Agreement and Plan of Merger for the acquisition of AllMeetings. On July 31, 2000, the Company filed a report on Form 8-K/A dated July 31, 2000, disclosing under Item 2 certain information relating to the Company's pending acquisition of AllMeetings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GETTHERE INC.

(Registrant)
Dated: September 14, 2000

By:	/s/ Kenneth R. Pelowski

Kenneth R. Pelowski
Chief Operating Officer and Chief Financial Officer